Form 10-Q
period 2018-12-31
ASTA FUNDING INC
filed 2019-02-14
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 13, 2019, the registrant had 6,685,415 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2018 (Unaudited)	September 30, 2018
ASSETS
Cash and cash equivalents	$6,211,000	$6,284,000
Available for sale debt securities (at fair value)	35,759,000	38,054,000
Investments in equity securities (at fair value)	7,799,000	—
Consumer receivables acquired for liquidation (at cost)	3,071,000	3,749,000
Investment in personal injury claims, net	8,813,000	10,745,000
Due from third party collection agencies and attorneys	668,000	755,000
Accounts receivable, net	376,000	—
Prepaid and income taxes receivable	4,973,000	5,387,000
Furniture and equipment, net of accumulated depreciation of $1.8 million at December 31, 2018 and September 30, 2018	84,000	100,000
Equity method investment	267,000	236,000
Note receivable	3,831,000	4,313,000
Settlement receivable	2,866,000	3,339,000
Deferred income taxes	10,726,000	10,940,000
Goodwill	1,410,000	1,410,000
Other assets	819,000	1,003,000
Total assets	$87,673,000	$86,315,000
LIABILITIES
Accounts payable and accrued expenses	$1,969,000	$2,281,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at December 31, 2018 and September 30, 2018; and outstanding 6,685,415 at December 31, 2018 and September 30, 2018	135,000	135,000
Additional paid-in capital	68,558,000	68,551,000
Retained earnings	83,879,000	82,441,000
Accumulated other comprehensive income, net of taxes	260,000	35,000
Treasury stock (at cost) 6,774,293 shares at December 31, 2018 and September 30, 2018	(67,128,000)	(67,128,000)
Total stockholders’ equity	85,704,000	84,034,000
Total liabilities and stockholders’ equity	$87,673,000	$86,315,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Revenues:
Finance income, net	$3,494,000	$4,185,000
Personal injury claims income	713,000	141,000
Disability fee income	1,261,000	911,000
Total revenues	5,468,000	5,237,000
Other income, net	234,000	34,000
	5,702,000	5,271,000
Expenses:
General and administrative	3,926,000	4,212,000
Loss (earnings) from equity method investment	30,000	(352,000)
	3,956,000	3,860,000

Income from continuing operations before income tax	1,746,000	1,411,000
Income tax expense	471,000	4,000,000
Net income (loss) from continuing operations	1,275,000	(2,589,000)

Net loss from discontinued operations, net of income tax	—	(80,000)

Net income (loss)	$1,275,000	$(2,669,000)

Net income (loss) per basic shares:
Continuing operations	$0.19	$(0.39)
Discontinued operations	—	(0.01)
	$0.19	$(0.40)
Net income (loss) per diluted shares:
Continuing operations	$0.19	$(0.39)
Discontinued operations	—	(0.01)
	$0.19	$(0.40)

Weighted average number of common shares outstanding:
Basic	6,685,415	6,623,815
Diluted	6,685,722	6,623,815

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

December 31, 2018 and 2017

(Unaudited)

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Comprehensive income (loss) is as follows:
Net income (loss)	$1,275,000	$(2,669,000)
Net unrealized gain (loss) on debt securities, net of tax (expense)/benefit of ($52,000) and $4,000 during the three month periods ended December 31, 2018 and 2017, respectively.	135,000	(7,000)
Foreign currency translation, net of tax expense of ($25,000) and ($14,000) during the three months ended December 31, 2018 and 2017, respectively.	80,000	29,000
Other comprehensive income	215,000	22,000
Total comprehensive income (loss)	$1,490,000	$(2,647,000)

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2018	13,459,708	$135,000	$68,551,000	$82,441,000	$35,000	$(67,128,000)	$84,034,000
Cumulative effect of adjustment for adoption of ASC 606, net of tax of $80,000	—	—	—	173,000	—	—	173,000
Cumulative effect of adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	—	—	—	(10,000)	10,000	—	—
Adjusted opening equity	13,459,708	$135,000	$68,551,000	$82,604,000	$45,000	$(67,128,000)	$84,207,000
Stock based compensation expense	—	—	7,000	—	—	—	7,000
Net income	—	—	—	1,275,000	—	—	1,275,000
Unrealized gain on debt securities, net	—	—	—	—	135,000	—	135,000
Foreign currency translation, net	—	—	—	—	80,000	—	80,000
Balance, December 31, 2018	13,459,708	$135,000	$68,558,000	$83,879,000	$260,000	$(67,128,000)	$85,704,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss) from continuing operations	$1,275,000	$(2,589,000)
Net loss from discontinued operations	—	(80,000)
Net income (loss)	$1,275,000	$(2,669,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,000	18,000
Deferred income taxes	162,000	3,514,000
Stock based compensation	7,000	79,000
Unrealized loss on equity securities	29,000	—
Provision for bad debts – personal injury claims	203,000	475,000
Loss (earnings) from equity method investment	30,000	(352,000)
Changes in:
Prepaid and income taxes receivable	414,000	456,000
Due from third party collection agencies and attorneys	64,000	(23,000)
Accounts receivable	(203,000)	—
Other assets	184,000	111,000
Other liabilities	(232,000)	(1,460,000)
Net cash provided by operating activities of discontinued operations	—	710,000
Net cash provided by operating activities	1,949,000	859,000
Cash flows from investing activities:
Principal collected on receivables acquired for liquidation	535,000	754,000
Purchase of available for sale debt securities and investments in equity securities	(25,920,000)	(77,000)
Proceeds from sale of available for sale debt securities	20,574,000	—
Proceeds from sale of CBC	—	4,491,000
Proceeds from note receivable	482,000	479,000
Proceeds from settlement receivable	473,000	—
Personal injury claims - advances	—	(60,000)
Personal injury claims - receipts	1,729,000	139,000
Increase in equity method investment	(61,000)	(607,000)
Net cash used in investing activities of discontinued operations	—	(1,538,000)
Net cash (used in) provided by investing activities	(2,188,000)	3,581,000
Cash flows from financing activities:
Net cash provided by financing activities of discontinued operations	—	1,387,000
Net cash provided by financing activities	—	1,387,000
Foreign currency effect on cash	166,000	83,000
Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	(73,000)	5,910,000
Less: net decrease in cash and cash equivalents classified within assets related to discontinued operations	—	(316,000)
Net (decrease) increase in cash and cash equivalents	(73,000)	5,594,000
Cash and cash equivalents at beginning of period	6,284,000	17,591,000
Cash and cash equivalents at end of period	$6,211,000	$23,185,000
Supplemental disclosure of cash flow information:
Discontinued operations:
Cash paid for: Interest	$—	$824,000
Supplemental disclosure of non-cash investing:
Continuing operations:
Note receivable	$—	$5,750,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

Asta Funding, Inc. (“Asta”), a Delaware Corporation, together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“ASFI”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Practical Funding LLC (“Practical Funding”), and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through the Company's wholly owned subsidiaries Sylvave, Simia and Practical Funding, social security disability advocacy through the Company's wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

For the period October 1, 2017 to January 12, 2018, Pegasus was 80% owned, but not controlled, and accounted for under the equity method. On January 12, 2018 (“Date of Acquisition”), the Company acquired the remaining 20% minority interest and a controlling financial interest, in Pegasus, and changed its name to Sylvave. Commencing on the Date of Acquisition, the Company consolidated the financial results of this entity.

We operate principally in the United States in three reportable business segments: consumer receivables, social security disability advocacy and personal injury claims. We previously operated a fourth segment when we engaged in the structured settlements business through our wholly owned subsidiary CBC Settlement Funding, LLC (“CBC”), which we sold on December 13, 2017.

As a result of the sale of CBC, all periods presented in the Company's condensed consolidated financial statements account for CBC as a discontinued operation. This determination resulted in the reclassification of the historical assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the condensed consolidated balance sheets, and a corresponding adjustment to our condensed consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 7 - Discontinued Operations.

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

 Personal injury claims

This segment is comprised of purchased interests in personal injury claims from claimants who are a party to a personal injury claim. The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018, to continue in the personal injury claims funding business. To date, Practical Funding has not funded any advances on personal injury claims.

Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtained its business from external brokers and internal sales professionals soliciting attorneys and law firms who represent claimants who have personal injury claims. Business was also obtained from its website and through attorneys. The Company accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, and for subsequent periods the Company includes the financial results of Sylvave in its consolidated statement of operations. Simia and Sylvave are not funding any new advances, but continue to collect on outstanding personal claim advances in the ordinary course.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

Basis of Presentation

The consolidated balance sheet as of December 31, 2018, the consolidated statements of operations for the three months ended December 31, 2018 and 2017, the consolidated statements of comprehensive income (loss) for the three months ended December 31, 2018 and 2017, the consolidated statements of stockholders’ equity as of and for the three months ended December 31, 2018, and the consolidated statements of cash flows for the three months ended December 31, 2018 and 2017, are unaudited. The September 30, 2018 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, all adjustments necessary to present fairly our financial position at December 31, 2018, the results of operations for the three months ended December 31, 2018 and 2017, the statement of comprehensive income (loss) for the three months ended December 31, 2018 and 2017, the statement of stockholders' equity for the three months ended December 31, 2018 and cash flows for the three months ended December 31, 2018 and 2017 have been made. The results of operations for the three months ended December 31, 2018 and 2017 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the fiscal year ended September 30, 2018 filed with the Securities and Exchange Commission.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and industry practices.

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

The condensed consolidated financial statements include the accounts of Asta Funding, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

 Liquidity

 At December 31, 2018, the Company had $6.2 million in cash and cash equivalents, as well as $43.6 million in level 1 securities that are classified as available for sale debt securities and investments in equity securities, on hand and no debt.  In addition, the Company had working capital of $85.7 million at December 31, 2018.

We believe that our available cash resources and expected cash inflows from operations will be sufficient to fund operations for at least the next twelve months.

Concentration of Credit Risk – Cash and cash equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with six banks at December 31, 2018 that each exceeded the balance insured by the FDIC by approximately $1.8 million. Additionally, two foreign banks with an aggregate $2.1 million balances are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

Investments in Equity Securities

The Company adopted ASU No. 2016-01 on October 1, 2018, which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. Changes in the fair value of equity securities are included in other income, net on the consolidated statement of operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

Available-for-Sale Debt Securities

Non-equity investments that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale debt securities and are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are determined using the specific-identification method. Unrealized gains/losses are recorded in other comprehensive income (loss).

Declines in the fair value of individual available-for-sale debt securities below their respective costs that are other than temporary will result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether another-than-temporary impairment has occurred include: a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value.

Equity method investments

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in voting securities of the investee company. Under the equity method of accounting, an investee company's accounts are not reflected within the Company's consolidated balance sheets and statements of operations; however, the Company's share of the earnings of the investee company is reflected as earnings and loss from equity method investment in the Company's consolidated statement of operations. The Company's carrying value in an equity method investee company is reflected on the Company's consolidated balance sheet, as equity method investment.

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on our equity method investments for the three months ended December 31, 2018 and 2017.

Personal Injury Claim Advances and Impairments

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

Income Recognition - Consumer Receivables

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

Impairments - Consumer Receivables

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

If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections. The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. The Company invests in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows, and the Company’s ability to recover their cost basis. For the three months ended December 31, 2018 and 2017, the Company did not record any impairments on its domestic or international portfolios.

Income Recognition - Social Security Disability Advocacy

 Effective October 1, 2018, the Company adopted ASC 606 - “Revenue from Contracts with Customer” (“ASC 606”), which was effective for annual periods beginning on or after December 15, 2017. ASC 606 introduced a five-step approach to revenue recognition. See “Recent Accounting Pronouncements” for a discussion of ASC 606.

 The Company applied ASC 606 in accordance with the modified retrospective transitional approach recognizing the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings during this period ( October 1, 2018). Comparative prior year periods were not adjusted. In applying the modified retrospective approach, we elected practical expedients for (a) completed contracts as described in ASC 606-10-65-1-c(2), and (b) contract modifications as described in ASC 606-10-65-1-f(4), allowing (a) the application of the revenue standard only to contracts that were not completed as of the date of initial application, and (b) to reflect the aggregate effect of all modifications that occur before the adoption date in accordance with the new standard when: (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. We believe that the impact on the opening balance of retained earnings during the period ( October 1, 2018) would not have been significantly different had we not elected to use the practical expedients.

The Company recognizes disability fee income for GAR Disability Advocates and Five Star when disability claimant’s cases close, when cash is received or when the Company receives a notice of award from the Social Security Administration (“SSA”) or the Veterans Administration that stipulates the amount of fee approved by the SSA to be paid to the Company. The Company establishes a reserve for the differentials in amounts awarded by the SSA compared to the actual amounts received by the Company. Fees paid to the Company are withheld by the SSA against the claimant's disability claim award, and are remitted directly to the Company from the SSA.

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

Commissions and fees

Commissions and fees are the contractual commissions earned by third-party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs. The Company utilizes third-party collection agencies and attorney networks.

Income taxes

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

Fair Value Hierarchy

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

The Company records its available-for-sale debt securities and investments in equity securities at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale debt securities and investments in equity securities as of December 31, 2018, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

Reclassification

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or stockholders' equity.

Recent Accounting Pronouncements

Adopted During The Three Months Ended December 31, 2018

On October 1, 2018, the Company adopted FASB update ASC 606 that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. The Company adopted the new guidance using the modified retrospective approach which did not require the restatement of prior periods, and recognized a cumulative effect adjustment resulting in an increase in total assets and retained earnings of $173,000, net of taxes of $80,000.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

The most significant impact of ASC 606 relates to the Company's accounting for its revenue associated with disability claimant's contracts. Previously, the Company recognized disability fee income when the disability claimants cases closed with the social security administration and the applicable fees were collected. Under the new guidance, the Company determined that the various advocacy services, performed on behalf of a claimant, constitute one performance obligation as they represent an integrated set of services designed to provide a claimant with a successful award. It was also determined that the benefit of these services is conveyed to the claimant at the point in time that the award is determined to be successful. In addition, the Company has made estimates of variable consideration under the expected value method. Therefore, for these arrangements, the Company will recognize revenue when each case is closed, when cash is received or when the Company receives a notice of award, stipulating the Company's fee earned on each case directly from the social security administration.

The primary impact of adopting the new standard results in acceleration of revenues for the aforementioned contractual arrangements, which relate to the social security disability advocacy segment. Disability fee income represents approximately 23.1% of the Company’s total consolidated revenues for the three months ended December 31, 2018.

The following line items in our consolidated statement of operations and comprehensive income for the current reporting period and condensed consolidated balance sheet as of December 31, 2018 have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in effect:

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Disability fee income	$1,261,000	$1,138,000	$123,000

Income from continuing operations before income tax	$1,746,000	$1,623,000	$123,000

	As of December 31, 2018
Condensed Consolidated Balance Sheet	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Asset
Accounts receivable	$376,000	$--	$376,000

Stockholders' equity
Retained earnings	$83,879,000	$83,626,000-	$253,000	(1)

(1) Does not include the tax impact of $80,000

On October 1, 2018, the Company adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provision of this guidance requires certain investments in equity securities to be measured at fair value with changes in fair value recognized in net earnings; separate presentation in other comprehensive income for changes in fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk; and changes in disclosures associated with the fair value of financial instruments. Upon adoption of this ASU, the Company's investments in equity securities are no longer classified as available for sale, and changes in fair value are reflected in other income, net on the Company's condensed consolidated statement of operations. In conjunction with this adoption, the Company recorded a cumulative effect adjustment with a decrease to opening retained earnings of $10,000 and an increase to opening accumulated other comprehensive income of $10,000, net of tax benefit of $5,000.

In August 2016, the FASB issued ASU No. 2016-15 "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2017. Early adoption was permitted. The new standard required adoption on a retrospective basis unless it impracticable to apply, in which case the Company would have been required to apply the amendments prospectively as of the earliest date practicable. The Company's adoption of the ASU did not have a material effect on the Company’s condensed consolidated statements of cash flows.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new rules provide for the application of a screen test to consider whether substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test determines this to be true, the set is not a business. The new standard was effective for the Company in the first quarter of 2019. The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update was for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this update did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional periods should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to ASC 842. ASU No. 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU No. 2018-01. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements, ” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard becomes effective in for fiscal years beginning after December 15, 2019 and interim periods within those years, and early adoption is permitted. The Company is in the process of reviewing its existing leases, including service contracts for embedded leases to evaluate the impact of this standard on its consolidated financial statements and the impact on regulatory capital.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  For the Company, this update will be effective for interim periods and annual periods beginning after December 15, 2019. Upon adoption, the Company expects that it will accelerate the recording of its credit losses in its financial statements.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not believe this update will have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Investments in Debt and Equity Securities

Investments in Equity Securities

Investments of equity securities at December 31, 2018 and September 30, 2018, consists of mutual funds valued at $7.8 million and $7.6 million, respectively.

Net gains and losses recognized on investments in equity securities for the three months ended December 31, 2018 are as follows:

Three Months Ended December 31, 2018
Net gains and losses recognized during the period on equity securities	$29,000

Less: Net gains and losses recognized during the period on equity securities sold during the period	—

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$29,000

Available for Sale Debt Securities

Available for sale debt securities at December 31, 2018 and September 30, 2018, consist of the following:

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$35,572,000	$187,000	$—	$35,759,000

At December 31, 2018, the Company had $35.8 million in U.S. Treasury Bills, classified as available-for-sale debt securities on the Company's condensed consolidated balance sheet.  These treasury bills had $135,000 (net of tax expense of $52,000) in unrealized gains that were recorded in other comprehensive income for the three months ended December 31, 2018.

September 30, 2018 (1)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$30,479,000	$—	$—	$30,479,000

(1) At September 30, 2018, the Company reported investments in equity securities and available for sale debt securities as a single line item on the Company's condensed consolidated balance sheet. With the Company's adoption of ASU No. 2016-01 on October 1, 2018, the Company has included the current breakout above for comparability purposes only.

At September 30, 2018, the Company had $30.5 million in U.S. Treasury Bills, which are carried at fair value, and are classified as available for sale debt securities. Both the mutual funds and the U.S. Treasury Bills are deemed to be level 1 assets, none of which were in an unrealized loss position that had existed for 12 months or more. In addition, management had the ability but did not believe it would be required to sell those investments in debt securities for a period of time sufficient to allow for an anticipated recovery or maturity. Should the impairment of any of those securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the other-than-temporary impairment were identified.

Unrealized holding gains and losses on available for sale debt securities are included in other comprehensive income (loss) within stockholders’ equity. Realized gains (losses) on available for sale debt securities are included in other income (loss) and, when applicable, are reported as a reclassification adjustment in other comprehensive income (loss).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Consumer Receivables Acquired for Liquidation (Continued)

Accounts acquired for liquidation are stated at cost and consist primarily of defaulted consumer loans of individuals primarily, throughout the United States and South America.

The following tables summarize the changes in the consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31,
	2018	2017
Balance, beginning of period	$3,749,000	$6,841,000

Net cash collections from collection of consumer receivables acquired for liquidation	(4,025,000)	(4,945,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(2,000)
Effect of foreign currency translation	(147,000)	(69,000)
Finance income recognized	3,494,000	4,185,000
Balance, end of period	$3,071,000	$6,010,000
Finance income as a percentage of collections	86.8%	84.6%

 During the three months ended December 31, 2018 and 2017 the Company did not purchase any new portfolios.

As of December 31, 2018, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $1.8 million and $0.9 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $2.7 million, or 87.1% of the $3.1 million in total consumer receivables held at December 31, 2018. Of the total consumer receivables three individual portfolios comprise 21%, 13% and 11% of the overall asset balance at December 31, 2018.

As of September 30, 2018, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $2.0 million and $1.3 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $3.3 million, or 88.7% of the total consumer receivables held of $3.7 million at September 30, 2018. Of the total consumer receivables three individual portfolios comprise 20%, 11% and 11% of the overall asset balance at September 30, 2018.

As of December 31, 2018 and September 30, 2018, 6.0% and 5.9% of the Company's total assets were related to its international operation, respectively. For the three months ended December 31, 2018 and 2017, 4.9% and 2.2% of the Company's total revenue related to its international operation, respectively.

At December 31, 2018, approximately 30% of the Company’s portfolio face value was serviced by five collection organizations.  At September 30, 2018, approximately 31% of the Company’s portfolio face value was serviced by five collection organizations. The Company has servicing agreements in place with these five collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 30% and 31% as of December 31, 2018 and September 30, 2018, respectively, of the Company’s portfolio face value, it does represent approximately 87% and 87% of the Company’s portfolio face value at all third party collection agencies and attorneys as of December 31, 2018 and September 30, 2018, respectively.

The following table summarizes collections received by the Company’s third party collection agencies and attorneys, less commissions and direct costs, for the three months ended December 31, 2018 and 2017, respectively.

	For the Three Months Ended December 31 ,
	2018	2017
Gross collections (1)	$8,220,000	$8,992,000
Commissions and fees (2)	4,195,000	4,045,000
Net collections	$4,025,000	$4,947,000

(1)	Gross collections include collections from third party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.
(2)

Commissions are earned by third party collection agencies and attorneys, and include direct costs associated with the collection effort, generally court costs. In December 2007 an arrangement was consummated with one servicer who also received a 3% fee on gross collections received by the Company in connection with the related portfolio purchase.  The fee is charged for asset location and skip tracing in connection with this portfolio purchase.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 4—Equity Method Investments

Acquisition of Equity Method Investment

On December 28, 2011, the Company entered into a joint venture, Pegasus Funding, LLC ("Pegasus"), with Pegasus Legal Funding, LLC (“PLF”). The Company had an 80% non-controlling interest in the joint venture from the date of formation through January 12, 2018. During this time period the Company had operational disagreements with PLF, resulting in the amendment of the Pegasus operating agreement, the execution of a liquidation agreement and finally the filing of an arbitration against PLF by the Company.

On January 12, 2018, the Company, ASFI and Fund Pegasus entered into a Settlement Agreement and Release (the “Settlement Agreement”) by and among the Company, ASFI, Fund Pegasus, Pegasus, PLF, Max Alperovich, Alexander Khanas, Larry Stoddard, III, Louis Piccolo and A.L. Piccolo & Co., Inc., a New York corporation. The Settlement Agreement releases certain claims in exchange for, among other things, the parties' entry into the Purchase Agreement (defined below).

On January 12, 2018, ASFI entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with PLF. Under the Purchase Agreement, ASFI bought PLF’s ownership interests of Pegasus, which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. As a result of the execution of the Purchase Agreement, ASFI became the owner of 100% of the limited liability company interests of Pegasus, and recognized a loss on acquisition of $1.4 million, which is recorded in the Company’s consolidated financial statements. Immediately on acquisition, the Company changed the name from Pegasus to Sylvave.

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows:

Fair Value
Cash	$5,748,000
Personal injury claim advances portfolio	14,571,000
Accounts payable and accrued expenses	(664,000)

Total net assets acquired	$19,655,000

As a result of the purchase of PLF’s 20% interest in Pegasus on January 12, 2018, under the Purchase Agreement, beginning on January 13, 2018, the Company consolidated the financial statements of Sylvave.

The results of operations of the Company’s historical equity method investment in Pegasus are summarized below:

	Condensed Statement of Operations Information
	For the Three Months Ended December 31,
	2018	2017
Personal injury claims income	$—	$499,000
Operating expenses	—	59,000
Income from operations	$—	$440,000

Earnings from equity method investment	$—	$352,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 4—Equity Method Investments (continued)

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.3 million and $0.1 million in performance fees for the three months ended December 31, 2018 and 2017, respectively.

The carrying value of the investment in Serlefin Peru was $0.3 million and $0.2 million as of December 31, 2018 and September 30, 2018, respectively. The cumulative net loss from our investment in Serlefin Peru from the date of the initial investment through December 31, 2018 was approximately $0.2 million, and was not significant to the Company's consolidated statement of operations.

Note 5—Personal Injury Claims Funding

Simia and Sylvave

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, to continue its personal injury claims funding business following the Company's decision not to renew its joint venture with PLF.  Simia commenced operation in January 2017, and conducts its business solely in the United States.  As of December 31, 2018, Simia had a personal injury claims portfolio of $2.2 million, and recognized revenue for the three months then ended of $15,000.  As of September 30, 2018, Simia had a personal injury claims portfolio of $2.3 million, and recognized revenue of $0.1 million for the three months then ended December 31, 2017.

As of December 31, 2018, Sylvave had a personal injury claims portfolio of $6.6 million, and recognized revenue for the three months then ended of $699,000.   As of September 30, 2018, Sylvave had a personal injury claims portfolio of $8.4 million. For the three months ended December 31, 2017, Sylvave was accounted for as a equity method investment.

As noted in Note 4 - Equity Method Investments, effective January 12, 2018, the Company now accounts for Sylvave, its wholly owned subsidiary, on a consolidated basis. Simia and Sylvave remain in operation to continue to collect on their outstanding personal injury claim portfolios, but will not be funding any new advances to claimants.

Practical Funding

The Company formed a new wholly owned subsidiary, Practical Funding, on March 16, 2018 to continue in the personal injury claims funding business. To date, Practical Funding has not funded any advances on personal injury claims.

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia and Sylvave, net of reserves, for the following periods:

	December 31, 2018	December 31, 2017
Balance, beginning of period	$10,745,000	$3,704,000
Personal claim advances	—	60,000
Provision for losses	(203,000)	(475,000)
Personal injury claims income	713,000	141,000
Personal injury claims receipts	(2,442,000)	(280,000)
Balance, end of period	$8,813,000	$3,150,000

 The Company recognized personal injury claims income of $0.7 million and $0.1 million for the three months ended December 31, 2018 and 2017, respectively. The Company has recorded a net reserve against its investment in personal injury claims of $7.1 million as of December 31, 2018 and September 30, 2018.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Non Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

In March 2007, Palisades XVI borrowed approximately $227 million under a Receivables Financing Agreement, as amended in July 2007,  December 2007,  May 2008,  February 2009,  October 2010 and August 2013 (the “RFA”) from BMO, in order to finance the Portfolio Purchase which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth and Fifth Amendments and the most recent agreement signed in August 2013.

On August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement and Omnibus Amendment (the “BMO Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO receives the next $15 million of collections from the Portfolio Purchase or from voluntary prepayments by the Company, less certain credits for payments made prior to the consummation of the BMO Settlement Agreement (the “Remaining Amount”), Palisades XVI and its affiliates would be automatically released from liability in connection with the RFA (subject to customary exceptions). A condition on the release was Palisades XVI’s agreement to grant BMO, as of the time of the payment of the Remaining Amount, the right to receive 30% of net collections from the Portfolio Purchase once Palisades XVI has received from future net collections, the sum of $15 million plus voluntary prepayments included in the payment of the Remaining Amount (the “Income Interest”). On June 3, 2014, Palisades XVI paid the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO would be entitled to receive any payments with respect to its Income Interest.

During the month of June 2016, the Company received the balance of the $16.9 million and, as of December 31, 2018 and September 30, 2018, the Company recorded a liability to BMO of approximately $117,000 for both periods, which has been recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet. The funds were subsequently remitted to BMO on January 10, 2019 and October 10, 2018, respectively. The liability to BMO is recorded when actual collections are received.

Note 7—Discontinued Operations

On December 31, 2013, the Company acquired 80% ownership of CBC and its affiliate, CBC Management Services, LLC for approximately $5.9 million.

On December 31, 2015, the Company acquired the remaining 20% ownership of CBC for $1.8 million, through the issuance of restricted stock valued at approximately $1.0 million and $0.8 million in cash. Each of the two original principals of CBC received 61,652 shares of restricted stock at a fair market value of $7.95 per share and $0.4 million in cash. An aggregate of 123,304 shares of restricted stock were issued as part of the transaction.

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

On December 13, 2017, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Securities Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC for an aggregate purchase price of approximately $10.3 million. Of the aggregate purchase price, approximately $4.5 million was paid in cash, and $5.8 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to the Company and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. See Note 8 - Note Receivable. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. The Company recognized a loss of approximately $2.4 million on the above sale of CBC as of September 30, 2017.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (Continued)

As of December 31, 2018 and September 30, 2018, the Company had no assets or liabilities designated as discontinued operations. For the three months ended December 31, 2018 and 2017, the Company designated as discontinued operations reported a loss, net of income tax benefit of $0 and $80,000, respectively.

The following table presents the operating results for the three months ended December 31, 2018 and 2017, for the components of the Company designated as discontinued operations:

	Three months ended
	December 31, 2018	December 31, 2017
Revenues:
Unrealized gain on structured settlements	$—	$244,000
Interest income on structured settlements	—	2,005,000
Total revenues	—	2,249,000
Other income	—	11,000

	—	2,260,000

Expenses:
General and administrative expenses	—	1,560,000
Interest expense	—	824,000

	—	2,384,000

Loss from discontinued operations before income tax	—	(124,000)
Income tax benefit from discontinuing operations	—	(44,000)
Loss from discontinued operations, net of income tax	$—	$(80,000)

Prior to its sale, we, through CBC, purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $0.2 million of unrealized gains recognized for the three months ended December 31, 2017, approximately $0.2 million is due to day one gains on new structured settlements financed during the period. There were no other changes in assumptions during the period.

Note 8 —Note Receivable

Pursuant to the Securities Purchase Agreement, CBC sold to the Buyer all of the issued and outstanding equity capital of CBC for $10.3 million. In conjunction with this sale the Company received $4.5 million in cash, and a Promissory Note (the “Note”) for $5.8 million from the Buyer. The Note bears interest at 7% per annum, payable in quarterly installments of principle and interest through December 13, 2020, and is secured pursuant to a Security Agreement (the “Security Agreement”) with an affiliate of the Buyer. Under the Security Agreement the Company has a first priority security interest and lien on all servicing fees received by the affiliate. As of December 31, 2018, the Buyer is current on all its obligations under the Note, and the principle amount outstanding on this Note at December 31, 2018 and September 30, 2018 is $3.8 million and $4.3 million, respectively. For the three months ended December 31, 2018 and 2017, the Company recorded $89,000 and $21,000 in interest income, respectively, which has been classified as other income in the Company’s consolidated statements of operations, associated with this note. See Note 7 - Discontinued Operations.

Note 9 — Settlements

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

Note 9 — Settlements (continued)

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

As of December 31, 2018 and September 30, 2018, the Company has a settlement receivable due from this third party servicer of $2.9 million and $3.3 million, respectively. During the three months ended December 31, 2018, the Company received $0.5 million in payments from this third party servicer. For the three months ended December 31, 2018 and 2017, the Company recorded $68,000 and $0 in interest income, which is included in other income on the Company's consolidated statements of operations.

Note 10—Commitments and Contingencies

Employment Agreements

On March 10, 2016, the Company entered into an employment agreement with an executive of the Company. Under this agreement, the executive will receive a base salary of $275,000, subject to annual increases, and will be eligible to receive cash and non-cash bonuses. The agreement has an 18 month non-compete and non-solicitation provision and has a one year term, and the term will be extended by one year on each anniversary date of the agreement.

Leases

The Company leases its facilities in Englewood Cliffs, NJ, Houston, TX, and Louisville, KY. The lease in Louisville, KY expired in December 2018 and was not renewed. Rent expense for the three months ended December 31, 2018 and 2017 was $0.1 million.

Legal Matters

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

 Note 11—Income Taxes

 At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended December 31, 2018 was 27.9%, compared to 35.4% in the same period of the prior year. The effective rate for fiscal 2019 and 2018 differed from the U.S. federal statutory rate of 21% and 28%, respectively, primarily due to state income taxes, other permanent differences, and the first full year the reduced federal tax rate of 21% was applicable.

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

 The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions. The Company's federal tax returns for the years September 30, 2014 and 2015 are currently being audited by the Internal Revenue Service.

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2018 and 2017:

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017
Income (Loss) from continuing operations	$1,275,000	$(2,589,000)

Loss from discontinued operations	—	(80,000)

Net Income (Loss)	$1,275,000	$(2,669,000)

Basic earnings (loss) per common share from continuing operations	$0.19	$(0.39)
Basic loss per common share from discontinued operations	—	(0.01)
Basic earnings (loss) per share	$0.19	$(0.40)

Diluted earnings (loss) per common share from continuing operations	$0.19	$(0.39)
Diluted loss per common share from discontinuing operations	—	(0.01)
Diluted earnings (loss) per share	$0.19	$(0.40)

Weighted average number of common shares outstanding:
Basic	6,685,415	6,623,815
Dilutive effect of stock options	307	—
Diluted	6,685,722	6,623,815

Note 13—Stock Option Plans

2012 Stock Option and Performance Award Plan

On February 7, 2012, the Company adopted the 2012 Stock Option and Performance Award Plan (the “2012 Plan”), which was approved by the stockholders of the Company on March 21, 2012. The 2012 Plan replaced the Equity Compensation Plan (as defined below).

The 2012 Plan provides the Company with flexibility with respect to equity awards by providing for grants of stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights, in addition to the granting of stock options.

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, awarded 245,625 shares of restricted stock, and has cancelled 110,102 options, leaving 1,323,677 shares available as of December 31, 2018. At December 31, 2018, 57 of the Company’s employees were able to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the Company adopted the Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s 2002 Stock Option Plan (as defined below).

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

Note 13—Stock Option Plans (Continued)

The Company authorized 1,000,000 shares of Common Stock for issuance under the Equity Compensation Plan. As of March 21, 2012, no more awards could be issued under this plan.

2002 Stock Option Plan

On March 5, 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”), which was approved by the stockholders of the Company on May 1, 2002. The 2002 Plan was adopted in order to attract and retain qualified directors, officers and employees of, and consultants to, the Company.

The 2002 Plan authorized the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”)) and non-qualified stock options to eligible employees of the Company, including officers and directors of the Company (whether or not employees) and consultants of the Company.

The Company authorized 1,000,000 shares of Common Stock under the 2002 Plan. As of March 5, 2012, no more awards could be issued under this plan.

Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC No. 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock based awards be recognized in the condensed consolidated statement of operations.

Summary of the Plans

Compensation expense for stock options and restricted stock is recognized over the requisite vesting or service period. Compensation expense for restricted stock is based upon the market price of the shares underlying the awards on the grant date.

The following table summarizes stock option transactions under the 2012 Plan, the Equity Compensation Plan and the 2002 Plan (collectively the “Plans”) :

	Three Months Ended December 31 ,
	2018		2017
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	728,867	$8.17	880,567	$8.05
Options forfeited/cancelled	(334)	7.93	(500)	8.02
Outstanding options at the end of period	728,533	$8.17	880,067	$8.05
Exercisable options at the end of period	728,533	$8.17	861,560	$8.05

The following table summarizes information about the Plans outstanding options as of December 31, 2018:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	-	$5.7500	1,200	0.3	$2.95	1,200	$2.95
$5.7501	-	$8.6250	617,833	3.5	7.97	617,833	7.97
$8.6251	-	$11.5000	109,500	4.1	9.37	109,500	9.37

			728,533	3.5	$8.17	728,533	$8.17

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Stock Option Plans (Continued)

The Company recognized $7,000 and $79,000 of compensation expense related to the stock options vested during the three month periods ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was no unrecognized compensation cost related to stock option awards.

The intrinsic value of the outstanding and exercisable options as of December 31, 2018 was approximately $2,000. The weighted average remaining contractual life of exercisable options is 3.5 years. There were no options exercised during the three month periods ended December 31, 2018 and 2017. The fair value of the stock options that vested during the three month periods ended December 31, 2018 and 2017 was approximately $76,000 and $488,000, respectively. There were no options granted during the three months ended December 31, 2018 and 2017.

The Company did not grant any restricted stock awards during the three months ended December 31, 2018 and 2017. As of December 31, 2018 and September 30, 2018, there was no unrecognized compensation cost related to restricted stock awards.

 Note 14—Stockholders’ Equity

 The Company has 5,000,000 authorized preferred shares with a par value of $0.01 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of December 31, 2018 and 2017.

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of December 31, 2018, there were no such restrictions. No dividends were declared during the three months ended December 31, 2018 and 2017.

Note 15—Fair Value of Financial Measurements and Disclosures

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2018		September 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$969,000	$969,000	$1,786,000	$1,786,000
Investments in equity securities (Level 1)	7,799,000	7,799,000	7,575,000	7,575,000	(1)
Available-for-sale debt securities (Level 1)	35,759,000	35,759,000	30,479,000	30,479,000	(1)
Consumer receivables acquired for liquidation (Level 3)	3,071,000	26,218,000	3,749,000	27,574,000

(1) At September 30, 2018, the Company reported investments in equity securities and available-for-sale debt securities as a single line item on the Company's consolidated balance sheet. With the Company's adoption of ASU No. 016-01 on October 1, 2018, the Company has included the current breakout above for comparability purposes only.

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

Investments in equity securities - The investments in equity consist of mutual funds that are valued based on quoted prices in active markets.

Available-for-sale debt securities - The available-for-sale debt securities consist of U.S. treasury bills that are valued based on quoted prices in active markets. The U.S. treasury bills have been classified as available for sale by the Company, as they are deemed to be short term investments, and can be liquidated as needed by the Company.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15—Fair Value of Financial Measurements and Disclosures (Continued)

The Company’s investments in equity securities and available-for-sale debt securities are classified as Level 1 financial instruments based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2018. The Company had no Level 2 or Level 3 available-for-sale investments during the three months ended December 31, 2018.

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

Note 16—Segment Reporting

The Company operates through strategic business units that are aggregated into three reportable segments: Consumer receivables, personal injury claims and social security disability advocacy. The three reportable segments consist of the following:

•

Consumer receivables - This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables.  Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ®, Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Recently, the Company's efforts have been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. The Company holds consumers receivable acquired for liquidation in both Colombia and Peru of approximately $3.3 million. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal injury claims  – This segment is comprised of purchased interests in personal injury claims from claimants who are a party in personal injury litigation or claims. The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.  The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Practical Funding, on March 16, 2018 to continue in the personal injury claims funding business.  To date, Practical Funding has not funded any advances on personal injury claims.

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

•

Social Security benefit advocacy – GAR Disability and Five Star are advocacy groups representing individuals throughout the United States in their claims for social security disability and supplemental security income benefits from the Social Security and Veterans Administration.

Certain non-allocated administrative costs, interest income and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, investments in equity securities and available-for-sale debt securities, a note receivable, property and equipment, goodwill, deferred taxes and other assets.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Segment Reporting (continued)

The following table shows results by reporting segment for the three months ended December 31, 2018 and 2017:

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims (2)	Corporate (3)	Total

Three Months Ended December 31,
2018:
Revenues	$3.5	$1.3	$0.7	$—	$5.5
Other income	0.1	—	—	0.1	0.2
Segment profit (loss)	2.9	0.4	0.5	(2.1)	1.7
Segment Assets (1)	12.0	1.4	10.1	64.2	87.7
2017:
Revenues	$4.2	$0.9	$0.1	$—	$5.2.4
Other income	—	—	—	0.1	0.1
Segment profit (loss)	3.7	—	(0.1)	(2.2)	1.4
Segment Assets (1)	19.7	1.1	55.6	39.3	115.7

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 17 - Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of:

	Three Months Ended December 31, 2018			Year Ended September 30, 2018
	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$(10,000)	$45,000	$35,000	$7,000	$11,000	$18,000
Cumulative effect adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	10,000	-	10,000	-	-	-
Adjusted opening balance	$-	$45,000	$45,000	$7,000	$11,000	$18,000
Change in unrealized (losses) gains on foreign currency translation, net of tax benefit/(expense) of ($25,000) and ($17,000) at December 31 2018, and September 30, 2018, respectively.	-	80,000	80,000	-	34,000	34,000
Change in unrealized (losses) gains on marketable securities, net of tax benefit/ (expense) of ($52,000) and $9,000 at December 31, 2018, and September 30, 2018, respectively.	135,000	-	135,000	(17,000)	-	(17,000)

Net current-period other comprehensive income (loss)	135,000	80,000	215,000	(17,000)	34,000	$17,000

Ending balance	$135,000	$125,000	$260,000	$(10,000)	$45,000	$35,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21 E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included or incorporated by reference in this report, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the restatement of previously issued financial statements, the identified material weaknesses in our internal control over financial reporting and our ability remediate those material weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc. (“Asta”), a Delaware Corporation, together with our wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“ASFI”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Practical Funding LLC (“Practical Funding”), and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), are engaged in several business segments in the financial services industry including funding of personal injury claims, through the our wholly owned subsidiaries Sylvave, Simia and Practical Funding, social security disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for our own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

For the period October 1, 2017 to January 12, 2018, Pegasus was 80% owned, but not controlled, and accounted for under the equity method. On January 12, 2018 (“Date of Acquisition”), we acquired the remaining 20% minority interest and a controlling financial interest, in Pegasus and changed its name to Sylvave and now own 100% of Sylvave. Commencing on the Date of Acquisition, we consolidated the financial results of this entity.

We operate principally in the United States in three reportable business segments: consumer receivables, social security disability advocacy and personal injury claims. We previously operated a fourth segment when we engaged in the structured settlements business through our wholly owned subsidiary CBC Settlement Funding, LLC (“CBC”), which we sold on December 13, 2017.

As a result of the sale of CBC, all periods presented in our consolidated financial statements account for CBC as a discontinued operation. This determination resulted in the reclassification of the historical assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the condensed consolidated balance sheets, and a corresponding adjustment to our condensed consolidated statements of operations to reflect discontinued operations for all periods presented. See Note 7 - Discontinued Operations in our notes to condensed consolidated financial statements.

For a detailed description of our segments, please read Note 16 – Segment Reporting, in our notes to condensed consolidated financial statements.

 Financial Information About Operating Segments

The consumer receivables segment, the personal injury claims segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three months ended December 31, 2018. The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the 3 months ended December 31, 2017. The personal injury claims segment accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods we included the financial results of Sylvave in our consolidated statement of operations, while Simia is a consolidated entity. The following table summarizes total revenues by percentage from our three lines of business for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017
Finance income (consumer receivables)	63.9%	75.2%
Personal injury claims income	13.0%	—%
Disability fee income	23.1%	24.8%
Total revenues	100.0%	100.0%

Information about the results of each of our reportable segments for the three month periods ended December 31, 2018 and 2017, reconciled to the consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in our condensed consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims (2)	Corporate (3)	Total

Three Months Ended December 31,
2018:
Revenues	$3.5	$1.3	$0.7	$—	$5.5
Other income	0.1	—	—	0.1	0.2
Segment profit (loss)	2.9	0.4	0.5	(2.1)	1.7
Segment Assets(1)	12.0	1.4	10.1	64.2	87.7
2017:
Revenues	$4.2	$0.9	$0.1	$—	$5.2
Other income	—	—	—	0.1	0.1
Segment profit (loss)	3.7	—	(0.1)	(2.2)	1.4
Segment Assets(1)	19.7	1.1	55.6	39.3	115.7

We do not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

We recorded Pegasus as an equity investment in our consolidated financial statements through January 12, 2018. Commencing on January 13, 2018, Sylvave is consolidated in our financial statements. For segment reporting we have included our pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of our three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment

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

Litigation Funding

On December 28, 2011, we entered into a joint venture, Pegasus Funding, LLC ("Pegasus"), with Pegasus Legal Funding, LLC (“PLF”). We had an 80% non-controlling interest in the joint venture from the date of formation through January 12, 2018. During this time period we had operational disagreements with PLF, resulting in the amendment of the Pegasus operating agreement, the execution of a liquidation agreement and finally our filing of an arbitration against PLF.

On January 12, 2018, we, ASFI and Fund Pegasus entered into a Settlement Agreement and Release (the “Settlement Agreement”) by and among the parties, ASFI, Fund Pegasus, Pegasus, the Seller, Max Alperovich, Alexander Khanas, Larry Stoddard, III, Louis Piccolo and A.L. Piccolo & Co., Inc., a New York corporation. The Settlement Agreement releases certain claims in exchange for, among other things, the parties' entry into the Purchase Agreement (defined below).

On January 12, 2018, ASFI entered into a Membership Interest Purchase Agreement (the “Purchase Agreement) with PLF. Under the Purchase Agreement, ASFI bought PLF’s ownership interests of Pegasus, which was 20% of the issued and outstanding limited liability company interests of Pegasus, for an aggregate purchase price of $1.8 million. As a result of the execution of the Purchase Agreement, ASFI became the owner of 100% of the limited liability company interests of Pegasus, and recognized a loss on acquisition of $1.4 million, which is recorded in our condensed consolidated financial statements. Immediately on acquisition, we changed the name from Pegasus to Sylvave.

As of January 12, 2018, we owned 100% of Pegasus, and commencing in the quarter ending March 31, 2018, the financial activity of Pegasus was consolidated into our financial statements. As of January 12, 2018, we were entitled to 100% of all distributions made from Pegasus.

On November 11, 2016, we formed Simia, a wholly owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to our decision not to renew our joint venture with PLF. As of December 31, 2018, Sylvave’s net investment in personal injury claim advances were approximately $6.6 million, and Simia's personal injury claim advances were approximately $2.2 million.

The Company formed a new wholly owned subsidiary, Practical Funding, on March 16, 2018 to continue in the personal injury claims funding business. To date, Practical Funding has not funded any advances on personal injury claims.

Disability Advocacy Business

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtain and represent individuals in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans benefits with the Veteran's Administration.

Critical Accounting Policies

Income Recognition - Consumer Receivables

We account for certain of our investments in consumer receivables using the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method, we concluded the cost recovery method is the appropriate accounting method under the circumstances.

Under the guidance of ASC 310-30, we must analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

Impairments - Consumer Receivables

We account for our impairments in accordance with ASC 310, which provides guidance on how to account for differences between contractual and expected cash flows from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The recognition of income under ASC 310 is dependent on us having the ability to develop reasonable expectations of both the timing and amount of cash flows to be collected. In the event we cannot develop a reasonable expectation as to both the timing and amount of cash flows expected to be collected. ASC 310 permits the change to the cost recovery method. We will recognize income only after we have recovered our carrying value.

If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections. We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. We invest in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows, and our ability to recover our cost basis. For the three months ended December 31, 2018 and 2017, we did not record any impairments on our domestic or international portfolios.

Personal Injury Claim Advances and Impairments

We account for our investments in personal injury claims at an agreed upon interest rate, in anticipation of a future settlement. Our interest purchased in personal injury claim advances consists of the right to receive from a claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued at a rate based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

We assess the quality of the personal injury claims portfolio through an analysis of the underlying personal injury fundings on a case by case basis. Cases are reviewed through periodic updates with attorneys handling the cases, as well as with third party research tools which monitor public filings, such as motions or judgments rendered on specific cases. We specifically reserve for those fundings where the underlying cases are identified as uncollectible, due to anticipated non-favorable verdicts and/or settlements at levels where recovery of the advance outstanding is unlikely. For cases that have not exhibited any specific negative collection indicators, we establish reserves based on the historical collection rates of our fundings. Fee income on advances is reserved for on all cases where a specific reserve is established on the initially funded amount. In addition, we also monitor our historical collection rates on fee income and establish reserves on fee income consistent with the historically experienced collection rates. We regularly analyze and update the historical collection rates of our initially funded cases as well as our fee income.

Income Recognition - Social Security Disability Advocacy

Effective October 1, 2018, we adopted ASC 606 - “Revenue from Contracts with Customer,” which is effective for annual periods beginning on or after December 15, 2017. ASC 606 introduced a five‑step approach to revenue recognition. Details of the new requirements as well as the impact on our unaudited condensed consolidated financial statements are described below.

We applied ASC 606 in accordance with the modified retrospective transitional approach recognizing the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings during this period (October 1, 2018). Comparative prior year periods were not adjusted. In applying the modified retrospective approach, we elected practical expedients for (a) completed contracts as described in ASC 606-10-65-1-c(2), and (b) contract modifications as described in ASC 606-10-65-1-f(4), allowing (a) the application of the revenue standard only to contracts that were not completed as of the date of initial application, and (b) to reflect the aggregate effect of all modifications that occur before the adoption date in accordance with the new standard when: (i) identifying the satisfied and unsatisfied performance obligations, (ii) determining the transaction price, and (iii) allocating the transaction price to the satisfied and unsatisfied performance obligations. We believe that the impact on the opening balance of retained earnings during the period (October 1, 2018) would not have been significantly different had we not elected to use the practical expedients.

We recognize disability fee income for GAR Disability Advocates and Five Star when disability claimant’s cases close, when cash is received, or when we receive a notice of award from the Social Security Administration (“SSA”) that stipulates the amount of fee approved by the SSA to be paid to us. We establish a reserve for the differentials in amounts awarded by the SSA and Veterans Administration compared to the actual amounts received by us. Fees paid to us are withheld by the SSA and Veterans Administration against the claimant's disability claim award, and are remitted directly to us from the SSA and Veterans Administration.

In the following discussions, most percentages and dollar amounts have been rounded to aid in the presentation. As a result, all figures are approximations.

Results of Operations

Three Months Ended December 31, 2018, Compared to the Three Months Ended December 31, 2017

Finance income. For the three months ended December 31, 2018, finance income decreased $0.7 million, or 16.5%, to $3.5 million from $4.2 million for the three months ended December 31, 2017. The decrease in finance income is due to reduction in the collections on portfolios during the three months ended December 31, 2018 compared to the three months ended December 31, 2017 and the overall age of the portfolios. During the three months ended December 31, 2018 and 2017, the Company did not purchase any consumer portfolios. Net collections for the three months ended December 31, 2018 decreased 18.6% to $4.0 million from $4.9 million for the three months ended December 31, 2017.  For the three months ended December 31, 2018 gross collections decreased 8.6%, or $0.8 million, to $8.2 million from $9.0 million for the three months ended December 31, 2017. For the three months ended December 31, 2018 commissions and fees associated with gross collections from our third party collection agencies and attorneys increased 3.7% or $0.2 million to $4.2 million from $4.0 million for the three months ended December 31, 2017. Commissions and fees amounted to 51% of gross collections for the three months ended December 31, 2018, compared to 45.0% for the three months ended December 31, 2017 resulting from higher percentage of commissionable collections in the current year period.

Social security benefit advocacy fee income. Disability fee income increased $0.4 million, or 38.4%, to $1.3 million for the three months ended December 31, 2018 from $0.9 million for the three months ended December 31, 2017, due to an increase in disability claimants cases closed with the Social Security and Veterans Administration during the current year.

Earnings (loss) from equity method investee. Earnings from equity method investment decreased by $0.4 million to a loss of $30,000 for the three months ended December 31, 2018 from income of $0.4 million during the three months ended December 31, 2017 due to the acquisition of the remaining 20% interest in Pegasus and Sylvave now being consolidated in our financial statements.

Other income, net. The following table summarizes other income for the three months ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Interest and dividend income	$199,000	$31,000
Realized gain	25,000	—
Unrealized loss	(29,000)
Other	39,000	3,000
	$234,000	$34,000

During the three months ended December 31, 2018, interest income was primarily earned on the Company's note receivable from its sale of CBC, settlement interest and dividend income from available for sale investments.

General and administrative expenses.  For the three months ended December 31, 2018, general and administrative expense decreased $0.3 million, or 6.8%, to $3.9 million from $4.2 million for the three months ended December 31, 2017, primarily due to a decrease in bad debt expense of $0.5 million and office salaries of $0.2 million, offset by an increase in professional fees of $0.4 million.

Segment profit – Consumer Receivables. Segment profit decreased $0.8 million to $2.9 million for the three months ended December 31, 2018 from $3.7 million for the three months ended December 31, 2017. This decrease in profitability is a result of decreased revenue of $0.7 million and a foreign exchange loss of $0.2 million, offset by an increase in other income of $0.1 million related to interest earned on the Unifund settlement receivable.

Segment loss – Personal Injury Claims. Segment profit increased $0.6 million to $0.5 million for the three months ended December 31, 2018, from a loss of $0.1 million for the three months ended December 31, 2017. This increase in profitability is a result of increased revenue of $0.2 million, and a decrease in various operating expenses of $0.5 million.

Segment loss – GAR Disability Advocates . The Segment profit was $0.4 million for the three months ended December 31, 2018 as compared to an $18,000 segment loss for the three months ended December 31, 2017. The increase in profitability of $0.4 million in the current fiscal year is primarily the result of increased revenue of $0.4 million of which $0.1 million was the result of our adoption of ASC 606.

Discontinued Operations – The Company had no income or loss from discontinued operations during the three months ended December 31, 2018 as a result of the sale of CBC on December 13, 2017. Loss from discontinued operations was $0.1 million for the three months ended December 31, 2017.

Structured settlement income of $2.2 million includes $0.2 million of unrealized losses and $2.0 million of interest income for the three months ended December 31, 2017. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements. Of the $0.2 million of unrealized gains recognized for the three months ended December 31, 2017, approximately $0.2 million is due to day one gains on new structured settlements financed during the period.

Income tax (bednefit) expense . Income tax expense, consisting of federal and state components, for three months ended December 31, 2018, was $0.5 million, a decrease of $3.5 million as compared to the three months ended December 31, 2017. In response to the Tax Cuts and Jobs Act signed in December 2017, we remeasured our U.S. federal and state deferred tax assets and liabilities, which resulted in a decrease in our net deferred tax assets by approximately $3.5 million. This adjustment was recorded as a one-time charge to income taxes for the three months ended December 31, 2017. For the three months ended December 31, 2018 and 2017, we recorded $0.5 million and $0.5 million of income tax expense after removing the December 31, 2017 one time charge of $3.5 million.

Net income (loss). As a result of the above, we generated net income for the three months ended December 31, 2018 of $1.3 million, compared to a net loss of $2.7 million for the three months ended December 31, 2017.

Liquidity and Capital Resources

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the liquidation of our personal injury claim portfolios. Our primary uses of cash include costs involved in the collection of consumer receivables, the liquidation of our personal injury portfolio, and the costs to run our disability advocacy business.

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

Financing Agreement . August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement (the “BMO Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the BMO Settlement Agreement, Palisades XVI would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, Palisades XVI would be released from the remaining contractual obligation of the RFA.

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, we received the balance of the $16.9 million, and, as of December 31, 2018, we recorded a liability to BMO of approximately $0.1 million. The funds were subsequently remitted to BMO on January 10, 2019. The liability to BMO is recorded when actual collections are received.

Discontinued Operations – Structured Settlements

On December 13, 2017, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Securities Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC, our wholly owned subsidiary engaging in structured settlements, for an aggregate purchase price of approximately $10.3 million. Of the aggregate purchase price, approximately $4.5 million was paid in cash, and $5.8 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to us and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. As of December 31, 2018, there is approximately $3.8 million outstanding on the promissory note.

Cash Flow

At December 31, 2018, our cash decreased $0.1 million to $6.2 million from $6.3 million at September 30, 2018. Our cash balance remained consistent, due to the fact we invested all excess cash in US Treasury bills, which are accounted for as available for sale debt securities on our consolidated balance sheet.

Net cash provided by operating activities was $1.9 million during the three months ended December 31, 2018, as compared to $0.9 million for the three months ended December 31, 2017, primarily resulting from the net income of $1.3 million in the current period compared to a net loss of $2.7 million in the prior year period. Net cash used in investing activities was $2.2 million during the three month period ended December 31, 2018, as compared to $3.5 million provided by investing activities during the three month period ended December 31, 2017. The change in cash used in investing activities is primarily due to the net purchase of available for sale debt securities and investments in equity securities of $5.3 million in the current period compared to proceeds from the sale of CBC of $4.5 million received in the prior period, partially offset by investing activities of the discontinued operations of $1.5 million in the prior period. There was no cash provided by financing activities during the three months ended December 31, 2018, as compared to $1.4 million provided by financing activities in the same prior year period. The change reflects the lesser amount of cash provided by discontinued operations.

Our cash requirements have been and will continue to be significant to operate our various lines of business. Significant requirements include costs involved in the collections of consumer receivables, investment in consumer receivable portfolios and investment in personal injury claims. In addition, dividends could be declared and paid if and when approved by the Board of Directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will not be dependent on a credit facility in the short-term, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for at least the next twelve months. We do not expect to incur any material capital expenditures during the next twelve months.

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. The outcome of any future transaction(s) is subject to market conditions. In addition, due to these opportunities, we may seek opportunities with banking organizations and others on a possible financing loan facility.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

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

Recent Accounting Pronouncements

Adopted During The Three Months Ended December 31, 2018

On October 1, 2018, we adopted FASB update ASC 606, “Revenue from Contracts with Customers,” that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. We adopted the new guidance using the modified retrospective approach which did not require the restatement of prior periods, and recognized a cumulative effect adjustment resulting in an increase in total assets and retained earnings of $173,000, net of taxes of $80,000.

The most significant impact of ASC 606 relates to our accounting for revenue associated with disability claimant's contracts. Previously we recognized disability fee income when the disability claimants cases closed with the social security administration and the applicable fees were collected. Under the new guidance we determined that the various advocacy services, performed on behalf of a claimant, constitute one performance obligation as they represent an integrated set of services designed to provide a claimant with a successful award. It was also determined that the benefit of these services is conveyed to the claimant at the point in time that the award is determined to be successful. In addition we have made estimates of variable consideration under the expected value method. Therefore, for these arrangements, we will recognize revenue when each case is closed, when cash is received or when we receive a notice of award, stipulating our fees earned on each case directly from the social security administration or Veterans Administration.

The primary impact of adopting the new standard results in acceleration of revenues for the aforementioned contractual arrangements, which relate to the social security disability advocacy segment. Disability fee income represents approximately 23.1% of total consolidated revenues for the three months ended December 31, 2018.

The following line items in our consolidated statement of operations and comprehensive income for the current reporting period and condensed consolidated balance sheet as of December 31, 2018 have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in effect:

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Disability fee income	$1,261,000	$1,138,000	$123,000

Income from continuing operations before income tax	$1,746,000	$1,623,000	$123,000

	As of December 31, 2018
Condensed Consolidated Balance Sheet	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Asset
Accounts receivable	$376,000	$--	$376,000

Stockholders' equity
Retained earnings	$83,879,000	$83,626,000-	$253,000	(1)

(1) Does not include the tax impact of $80,000

On October 1, 2018, we adopted FASB Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provision of this guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net earnings; separate presentation in other comprehensive income for changes in fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk; and changes in disclosures associated with the fair value of financial instruments. Upon adoption of this ASU, our investments in equity securities are no longer classified as available for sale, and changes in fair value are reflected in other income, net on our condensed consolidated statement of operations. In conjunction with this adoption we recorded a cumulative effect adjustment with a decrease to opening retained earnings of $10,000 and an increase to opening accumulated other comprehensive income of $10,000, net of tax benefit of $5,000.

In August 2016 the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2017. Early adoption was permitted. The new standard required adoption on a retrospective basis unless it was impracticable to apply, in which case the Company would have been required to apply the amendments prospectively as of the earliest date practicable. Our adoption of the ASU did not have a material effect on the Company’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The new rules provide for the application of a screen test to consider whether substantially all the fair value of the assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If the screen test determines this to be true, the set is not a business. The new standard was effective for the Company in the first quarter of 2019. The adoption of the new accounting rules did not have a material impact on the Company’s consolidated financial condition, results of operations or cash flows.

In March 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) Improvements to Employee Share Based Payment Accounting, to simplify and improve areas of generally accepted accounting principles for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The effective date for this update is for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of this update did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to ASC 842. ASU No. 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU No. 2018-01. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements, ” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard becomes effective for fiscal years beginning after December 15, 2019 and interim periods within those years, and early adoption is permitted. We are is in the process of reviewing our existing leases, including service contracts for embedded leases to evaluate the impact of this standard on our consolidated financial statements and the impact on regulatory capital.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  This update will be effective for interim periods and annual periods beginning after December 15, 2019. Upon adoption, we expect that we will accelerate the recording of our credit losses in our financial statements.

In January 2017, the FASB issued ASU No. 2017-04 Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The objective of this update is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We do not believe this update will have a material impact on our condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU No. 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized.  The adoption of this ASU is not expected to have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. The ASU requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact this guidance will have on our condensed consolidated financial statements.

Item 4.	Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

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

 3.              The Company did not maintain effective internal controls over accounting for complex transactions specifically associated with equity method investment, which was first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and were also identified as a material weakness in connection with the preparation of this report .

Planned Ongoing/Remedial Actions:

The Company has developed policies, procedures, and controls to ensure the proper accounting for complex technical issues are identified, researched and brought to management's attention. The Company is in the process of training the appropriate personnel on new and existing accounting pronouncements, Company policies, procedures, and controls.

 4.              The Company did not maintain effective internal controls over accounting for foreign transactions specifically associated with accounting for transaction and translation adjustments, unallocated payments and cutoff, which were first reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which was filed with the SEC on August 9, 2017, and was also identified as a material weakness in connection with the preparation of this report.

Planned Ongoing/Remedial Actions:

●

The Company has developed and plans to implement improved policies, procedures, processes and controls, as well as conduct trainings to ensure the proper accounting for foreign currency matters in accordance with ASC 830, Foreign Currency Matters.

●

The Company plans to utilize an accounting system to ensure that all transactions are systematically re-measured and translated at the applicable foreign currency exchange rate and the associated gain or loss is appropriately recognized in Accumulated Other Comprehensive Income ("AOCI") or earnings.

●	The Company is currently reconciling the AOCI account in a timely manner.

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

b. Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the first quarter of fiscal year 2019 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Management has concluded that there have been no other changes, other than those discussed above, that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a discussion of our potential risks and uncertainties, see the information previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2018 filed with the SEC on December 21, 2018. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

ASTA FUNDING, INC. (Registrant)

Date: February 14, 2019	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2019	By:	/s/ Bruce R. Foster
Bruce R. Foster, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1#	Membership Interest Purchase Agreement, dated December 31, 2013, by and among CBC Settlement Funding, LLC, CBC Management Services Group, LLC, Asta Funding, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 7, 2014).

2.2	Securities Purchase Agreement, dated December 13, 2017, by and between Asta Funding, Inc., and CBC Holdings LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed December 19, 2017).

2.3#	Membership Interest Purchase Agreement, dated January 12, 2018, by and between ASFI Pegasus Holdings, LLC and Pegasus Legal Funding, LLC (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 18, 2018).

2.4#	Term Sheet, dated November 8, 2016, by and among Asta Funding, Inc., ASFI Pegasus Holdings, LLC, Fund Pegasus, LLC, Pegasus Funding, LLC, Pegasus Legal Funding, LLC, Max Alperovich and Alexander Khanas (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed November 15, 2016).

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).

3.4	Certificate of Elimination of the Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017).

3.5	Certificate of Designation of Series A Junior Participating Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.2 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017).

3.6	Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.3 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.7	Amendment to Amended and Restated By-laws of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed January 9, 2017).

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Bruce R. Foster, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith.
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