Form 10-Q
period 2019-06-30
ASTA FUNDING INC
filed 2019-08-13
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 13, 2019, the registrant had 6,568,815 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2019 (Unaudited)	September 30, 2018
ASSETS
Cash and cash equivalents	$2,898,000	$6,284,000
Available for sale debt securities (at fair value)	50,286,000	38,054,000
Investments in equity securities (at fair value)	8,032,000	—
Consumer receivables acquired for liquidation (at cost)	2,184,000	3,749,000
Investment in personal injury claims, net	5,909,000	10,745,000
Due from third party collection agencies and attorneys	813,000	755,000
Accounts receivable, net	235,000	—
Prepaid and income taxes receivable, net	4,456,000	5,387,000
Furniture and equipment, net of accumulated depreciation of $1.9 million at June 30, 2019 and $1.8 million at September 30, 2018	145,000	100,000
Equity method investment	207,000	236,000
Note receivable	—	4,313,000
Settlement receivable	1,990,000	3,339,000
Deferred income taxes	10,360,000	10,940,000
Goodwill	1,410,000	1,410,000
Other assets	1,443,000	1,003,000
Total assets	$90,368,000	$86,315,000
LIABILITIES
Accounts payable and accrued expenses	$1,208,000	$2,281,000

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at June 30, 2019 and September 30, 2018; and outstanding 6,605,915 at June 30, 2019 and 6,685,415 at September 30, 2018	135,000	135,000
Additional paid-in capital	68,558,000	68,551,000
Retained earnings	87,956,000	82,441,000
Accumulated other comprehensive income, net of taxes	199,000	35,000
Treasury stock (at cost) 6,853,793 shares at June 30, 2019 and 6,774,293 at September 30, 2018	(67,688,000)	(67,128,000)
Total stockholders’ equity	89,160,000	84,034,000
Total liabilities and stockholders’ equity	$90,368,000	$86,315,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Finance income, net	$3,684,000	$4,509,000	$10,659,000	$12,795,000
Personal injury claims income	439,000	1,557,000	1,608,000	2,167,000
Disability fee income	1,175,000	1,188,000	3,732,000	3,248,000

Total revenues	5,298,000	7,254,000	15,999,000	18,210,000

Gain on settlements	273,000	—	596,000	—
Other income, net	855,000	76,000	1,395,000	179,000

	6,426,000	7,330,000	17,990,000	18,389,000

Expenses:
General and administrative	2,980,000	4,201,000	10,301,000	11,712,000
Loss on acquisition of minority interest	—	—	—	1,420,000
Interest	—	17,000	—	19,000
Impairment	100,000	100,000	100,000	100,000
Loss (earnings) from equity method investment	5,000	—	91,000	(845,000)

	3,085,000	4,318,000	10,492,000	12,406,000

Income from continuing operations before income tax	3,341,000	3,012,000	7,498,000	5,983,000
Income tax expense	1,037,000	1,055,000	2,146,000	5,595,000

Net income from continuing operations	2,304,000	1,957,000	5,352,000	388,000
Net loss from discontinued operations, net of income tax	—	—	—	(80,000)

Net income	$2,304,000	$1,957,000	$5,352,000	$308,000

Net income (loss) per basic shares:
Continuing operations	$0.35	$0.29	$0.80	$0.06
Discontinued operations	—	—	—	(0.01)
	$0.35	$0.29	$0.80	$0.05
Net income (loss) per diluted shares:
Continuing operations	$0.35	$0.29	$0.80	$0.06
Discontinued operations	—	—	—	(0.01)
	$0.35	$0.29	$0.80	$0.05

Weighted average number of common shares outstanding:
Basic	6,666,012	6,685,415	6,678,947	6,654,911
Diluted	6,666,231	6,685,628	6,679,260	6,657,840

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Comprehensive income is as follows:
Net income	$2,304,000	$1,957,000	$5,352,000	$308,000

Net unrealized debt securities gain (loss), net of tax (expense)/benefit of $46,000 and ($4,000) during the three months ended June 30, 2019 and 2018, respectively, and ($40,000) and $2,000 during the nine months ended June 30, 2019 and 2018, respectively.	(121,000)	9,000	102,000	(2,000)
Foreign currency translation, net of tax (expense) / benefit of ($6,000) and ($27,000) during the three months ended June 30, 2019 and 2018, respectively, and ($14,000) and ($13,000) during the nine months ended June 30, 2019 and 2018, respectively.	16,000	50,000	52,000	27,000

Other comprehensive income (loss)	(105,000)	59,000	154,000	25,000

Total comprehensive income	$2,199,000	$2,016,000	$5,506,000	$333,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2018	13,459,708	$135,000	$68,551,000	$82,441,000	$35,000	$(67,128,000)	$84,034,000
Cumulative effect of adjustment for adoption of ASC 606, net of tax of $80,000	—	—	—	173,000	—	—	173,000
Cumulative effect of adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	—	—	—	(10,000)	10,000	—	—
Adjusted opening equity	13,459,708	$135,000	$68,551,000	$82,604,000	$45,000	$(67,128,000)	$84,207,000
Stock based compensation expense	—	—	7,000	—	—	—	7,000
Net income	—	—	—	1,275,000	—	—	1,275,000
Unrealized gain on debt securities, net	—	—	—	—	135,000	—	135,000
Foreign currency translation, net	—	—	—	—	80,000	—	80,000
Balance, December 31, 2018	13,459,708	$135,000	$68,558,000	$83,879,000	$260,000	$(67,128,000)	$85,704,000
Net income	—	—	—	1,773,000	—	—	1,773,000
Unrealized gain on debt securities, net	—	—	—	—	88,000	—	88,000
Foreign currency translation, net	—	—	—	—	(44,000)	—	(44,000)
Balance, March 31, 2019	13,459,708	$135,000	$68,558,000	$85,652,000	$304,000	$(67,128,000)	$87,521,000
Net income	—	—	—	2,304,000	—	—	2,304,000
Unrealized loss on debt securities, net	—	—	—	—	(121,000)	—	(121,000)
Foreign currency translation, net	—	—	—	—	16,000	—	16,000
Treasury Stock purchased (79,500 shares)	—	—	—	—	—	(560,000)	(560,000)
Balance, June 30, 2019	13,459,708	$135,000	$68,558,000	$87,956,000	$199,000	$(67,688,000)	$89,160,000

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2017	13,398,108	$134,000	$68,047,000	$113,736,000	$18,000	$(67,128,000)	$114,807,000
Stock based compensation expense	—	—	79,000	—	—	—	79,000
Net loss	—	—	—	(2,669,000)	—	—	(2,669,000)
Unrealized loss on marketable securities, net	—	—	—	—	(7,000)	—	(7,000)
Foreign currency translation, net	—	—	—	—	29,000	—	29,000
Balance, December 31, 2017	13,398,108	$134,000	$68,126,000	$111,067,000	$40,000	$(67,128,000)	$112,239,000
Exercise of options	61,600	1,000	398,000	—	—	—	399,000
Stock based compensation expense	—	—	10,000	—	—	—	10,000
Net income	—	—	—	1,020,000	—	—	1,020,000
Unrealized loss on marketable securities, net	—	—	—	—	(4,000)	—	(4,000)
Foreign currency translation, net	—	—	—	—	(52,000)	—	(52,000)
Dividends paid	—	—	—	(35,352,000)	—	—	(35,352,000)
Balance, March 31, 2018	13,459,708	$135,000	$68,534,000	$76,735,000	$(16,000)	$(67,128,000)	$78,260,000
Stock based compensation expense	—	—	9,000	—	—	—	9,000
Net income	—	—	—	1,957,000	—	—	1,957,000
Unrealized gain on marketable securities, net	—	—	—	—	9,000	—	9,000
Foreign currency translation, net	—	—	—	—	50,000	—	50,000
Balance, June 30, 2018	13,459,708	$135,000	$68,543,000	$78,692,000	$43,000	$(67,128,000)	$80,285,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income from continuing operations	$5,352,000	$388,000
Net loss from discontinued operations	—	(80,000)
Net income	$5,352,000	$308,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,000	46,000
Deferred income taxes	540,000	3,513,000
Impairment of consumer receivables acquired for liquidation	100,000	100,000
Stock based compensation	7,000	98,000
Unrealized loss on equity securities	(53,000)	—
Provision (recoveries) for bad debts – personal injury claims, net	(90,000)	837,000
Loss (recoveries) from equity method investment	91,000	(845,000)
Changes in:
Receipt of income tax carry-back claim	3,231,000	—
Prepaid and income taxes receivable	(2,300,000)	2,051,000
Due from third party collection agencies and attorneys	(69,000)	34,000
Accounts receivable	(62,000)	—
Other assets	(440,000)	(380,000)
Other liabilities	(1,021,000)	(3,201,000)
Net cash provided by operating activities of discontinued operations	—	710,000
Net cash provided by operating activities	5,358,000	3,271,000
Cash flows from investing activities:
Principal collected on receivables acquired for liquidation	1,373,000	2,069,000
Principal collected on consumer receivable accounts represented by account sales	—	3,000
Purchase of available for sale debt securities and investments in equity securities	(92,194,000)	(3,069,000)
Proceeds from sale of available for sale debt securities	72,125,000	—
Purchase of non-controlling interest	—	(1,800,000)
Proceeds from sale of CBC	—	4,491,000
Proceeds from note receivable	4,313,000	958,000
Proceeds from settlement receivable	1,349,000	—
Personal injury claims - advances	(123,000)	(60,000)
Personal injury claims - receipts	5,049,000	3,705,000
Acquisition of personal injury claims portfolios	—	(14,571,000)
Decrease (increase) in equity method investment	(62,000)	53,119,000
Capital expenditures	(117,000)	(26,000)
Net cash used in investing activities of discontinued operations	—	(1,538,000)
Net cash (used in) provided by investing activities	(8,287,000)	43,281,000
Cash flows from financing activities:
Proceeds from exercise of stock options	—	399,000
Dividends paid	—	(35,352,000)
Purchase of treasury stock	(560,000)	—
Net cash provided by financing activities of discontinued operations	—	1,387,000
Net cash used in financing activities	(560,000)	(33,566,000)
Foreign currency effect on cash	103,000	58,000
Net (decrease) increase in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	(3,386,000)	13,044,000
Less: net decrease in cash and cash equivalents classified within assets related to discontinued operations	—	(316,000)
Net (decrease) increase in cash and cash equivalents	(3,386,000)	12,728,000
Cash and cash equivalents at beginning of period	6,284,000	17,591,000
Cash and cash equivalents at end of period	$2,898,000	$30,319,000
Supplemental disclosure of cash flow information:
Continuing operations:
Cash paid for: Interest	—	19,000
Cash paid for: Income taxes	$4,000,000	$—
Discontinued operations:
Cash paid for: Interest	$—	$824,000
Supplemental disclosure of non-cash investing:
Continuing operations:
Note receivable	$—	$5,750,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation

Business

Asta Funding, Inc. (“Asta”), a Delaware Corporation, together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“ASFI”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Arthur Funding LLC (“Arthur Funding”) (formerly known as Practical Funding, LLC (“Practical Funding”)) , and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including servicing of personal injury claims, through the Company's wholly owned subsidiaries Sylvave, Simia and Arthur Funding, social security disability advocacy through the Company's wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed charged off consumer receivables, including charged off receivables, and semi-performing receivables.

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

 Personal injury claims

This segment is comprised of purchased interests in personal injury claims from claimants who are a party to a personal injury claim. The Company advances to each claimant funds on a non-recourse basis at an agreed upon fee, in anticipation of a future settlement. Claims purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018, to continue in the personal injury claims funding business. On April 8, 2018, Practical Funding changed its name to Arthur Funding, LLC. Arthur Funding began funding advances on personal injury claims in May 2019; see Note 5.

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

Basis of Presentation

The consolidated balance sheet as of June 30, 2019, the consolidated statements of operations for the three and nine months ended June 30, 2019 and 2018, the consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2019 and 2018, the consolidated statements of stockholders’ equity as of and for the three and nine months ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the nine months ended June 30, 2019 and 2018, are unaudited. The September 30, 2018 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2019, the results of operations for the three and nine months ended June 30, 2019 and 2018, the statement of comprehensive income (loss) for the three and nine months ended June 30, 2019 and 2018, the statement of stockholders' equity for the three and nine months ended June 30, 2019 and 2018 and cash flows for the nine months ended June 30, 2019 and 2018 have been made. The results of operations for the three and nine months ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

 Liquidity

 At June 30, 2019, the Company had $2.9 million in cash and cash equivalents, as well as $58.3 million in investments in debt and equity securities on hand and no debt.  In addition, the Company had $89.2 million in stockholders' equity at June 30, 2019.

We believe that our available cash resources and expected cash inflows from operations will be sufficient to fund operations for at least the next twelve months.

Concentration of Credit Risk – Cash and cash equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with two banks at June 30, 2019 that each exceeded the balance insured by the FDIC by approximately $0.1 million. Additionally, three foreign banks with an aggregate $1.5 million in cash balances are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

Investments in Equity Securities

The Company adopted Accounting Standard Update (“ASU”) No. 2016-01 on October 1, 2018, which requires substantially all equity investments in nonconsolidated entities to be measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. Changes in the fair value of equity securities are included in other income, net on the consolidated statements of operations.

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

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on our equity method investments for the three and nine months ended June 30, 2019 and 2018.

Personal Injury Claim Advances and Impairments

The Company accounts for its investments in personal injury claims at an agreed upon fee, in anticipation of a future settlement. Purchased personal injury claim advances consists of the right to receive from a claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon fee, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

Management assesses the quality of the personal injury claims portfolio through an analysis of the underlying personal injury fundings on a case by case basis. Cases are reviewed through periodic updates with attorneys handling the cases, as well as with third party research tools which monitor public filings, such as motions or judgments rendered on specific cases. The Company specifically reserves for those fundings where the underlying cases are identified as uncollectible, due to anticipated non-favorable verdicts and/or settlements at levels where recovery of the advance outstanding is unlikely. For cases that have not exhibited any specific negative collection indicators, the Company establishes reserves based on the historical collections of the fee income. Fee income on advances is reserved for on all cases where a specific reserve is established on the initially funded amount. In addition, management also monitors its historical collection on fee income and establishes reserves on fee income consistent with the historically experienced collection rates. Management regularly analyzes and updates the historical collection of its initially funded cases as well as its fee income.

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

If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections. The Company believes it has significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. The Company invests in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom the Company has limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows, and the Company’s ability to recover their cost basis. For the three and nine months ended June 30, 2019, the Company recorded a $0.1 million impairment on an international portfolio. For the three and nine months ended June 30, 2018, the Company recorded a $0.1 million impairment on a domestic portfolio.

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

Commissions and fees

Commissions and fees are the contractual commissions earned by third-party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs and asset searches. The Company utilizes third-party collection agencies and attorney networks.

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

The Company records its available-for-sale debt securities and investments in equity securities at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale debt securities and investments in equity securities as of June 30, 2019, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

Recent Accounting Pronouncements

Adopted During The Nine Months Ended June 30, 2019

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

The primary impact of adopting the new standard results in acceleration of revenues for the aforementioned contractual arrangements, which relate to the social security disability advocacy segment. Disability fee income represents approximately 22.2% and 23.3% of the Company’s total consolidated revenues for the three and nine months ended June 30, 2019.

The following line items in our consolidated statements of operations and comprehensive income for the current reporting period and condensed consolidated balance sheet as of June 30, 2019 have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in effect:

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2019	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Disability fee income	$1,175,000	$1,322,000	$(147,000)

Income from continuing operations before income tax	$3,341,000	$3,488,000	$(147,000)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended June 30, 2019	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Disability fee income	$3,732,000	$3,750,000	$(18,000)

Income from continuing operations before income tax	$7,498,000	$7,516,000	$(18,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

	As of June 30, 2019
Condensed Consolidated Balance Sheet	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Asset
Accounts receivable	$235,000	$—	$235,000

Stockholders' equity
Retained earnings	$87,956,000	$87,703,000	$253,000	(1)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional periods should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to ASC 842. ASU No. 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU No. 2018-01. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements, ” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard becomes effective in for fiscal years beginning after December 15, 2019 and interim periods within those years, and early adoption is permitted. The Company believes that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Investments in Debt and Equity Securities

Investments in Equity Securities

Investments of equity securities at June 30, 2019 and September 30, 2018, consists of mutual funds valued at $8.0 million and $7.6 million, respectively. See (1) below.

Net gains and losses recognized on investments in equity securities for the three and nine months ended June 30, 2019 are as follows:

	For the Three Months Ended June 30, 2019	For the Nine Months Ended June 30, 2019
Net gains and losses recognized during the period on equity securities	$32,000	$53,000

Less: Net gains and losses recognized during the period on equity securities sold during the period	—	—

Unrealized gains and losses recognized during the reporting period on equity securities still held at the reporting date	$32,000	$53,000

Available for Sale Debt Securities

Available for sale debt securities at June 30, 2019 and September 30, 2018, consist of the following:

June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$50,144,000	$142,000	$—	$50,286,000

At June 30, 2019, the Company had $50.3 million in U.S. Treasury Bills, classified as available-for-sale debt securities on the Company's condensed consolidated balance sheet.  These treasury bills had $102,000 (net of tax expense of $40,000) in unrealized gains that were recorded in other comprehensive income for the nine months ended June 30, 2019.

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

The following tables summarize the changes in the consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended June 30,
	2019	2018
Balance, beginning of period	$2,626,000	$5,525,000

Net cash collections from collection of consumer receivables acquired for liquidation	(4,112,000)	(5,146,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(1,000)
Impairment	(100,000)	(100,000)
Effect of foreign currency translation	86,000	(167,000)
Finance income recognized	3,684,000	4,509,000
Balance, end of period	$2,184,000	$4,620,000
Finance income as a percentage of collections	89.6%	87.6%

	For the Nine Months Ended June 30,
	2019	2018
Balance, beginning of period	$3,749,000	$6,841,000

Net cash collections from collection of consumer receivables acquired for liquidation	(12,026,000)	(14,844,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(3,000)
Impairment	(100,000)	(100,000)
Effect of foreign currency translation	(98,000)	(69,000)
Finance income recognized	10,659,000	12,795,000
Balance, end of period	$2,184,000	$4,620,000
Finance income as a percentage of collections	88.6%	86.2%

During the three and nine months ended June 30, 2019 and 2018 the Company did not purchase any new portfolios.

As of June 30, 2019, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $1.3 million and $0.5 million, respectively. The total amount of internationally held consumer receivables acquired for liquidation was $1.8 million, or 84.3% of the $2.2 million in total consumer receivables held at June 30, 2019. Of the total consumer receivables four individual portfolios comprise 25.0%, 15.7%, 12.6% and 10.0% of the overall asset balance at June 30, 2019.

As of September 30, 2018, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $2.0 million and $1.3 million, respectively. The total amount of internationally held consumer receivables acquired for liquidation was $3.3 million, or 88.7% of the total consumer receivables held of $3.7 million at September 30, 2018. Of the total consumer receivables three individual portfolios comprise 20%, 11% and 11% of the overall asset balance at September 30, 2018.

As of June 30, 2019, and September 30, 2018, 4.3% and 5.9% of the Company's total assets were related to its international operations, respectively. For the three and nine months ended June 30, 2019 and 2018, 3.9% and 3.1%, respectively, and 4.6% and 2.8%, respectively, of the Company's total revenue were related to its international operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Consumer Receivables Acquired for Liquidation (Continued)

At June 30, 2019, and September 30, 2018, approximately 26% of the Company’s portfolio face value was serviced by five collection organizations. The Company has servicing agreements in place with these five collection organizations, as well as all of the Company’s other third-party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the five collection organizations represent only 26% as of June 30, 2019 and 31% as of September 30, 2018, of the Company’s portfolio face value, it does represent approximately 85% and 87% of the Company’s portfolio face value at all third-party collection agencies and attorneys as of June 30, 2019 and September 30, 2018, respectively.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs, for the three and nine months ended June 30, 2019 and 2018, respectively.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Gross collections (1)	$7,680,000	$9,551,000	$23,262,000	$27,134,000
Commissions and fees (2)	(3,568,000)	(4,404,000)	(11,236,000)	(12,287,000)
Net collections	$4,112,000	$5,147,000	$12,026,000	$14,847,000

(1)	Gross collections include collections from third party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.
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

The results of operations of the Company’s historical equity method investment in Pegasus prior to acquisition on January 12, 2018 were as follows:

Condensed Statement of Operations Information
For the Period October 1, 2017 to January 12, 2018
Personal injury claims income	$671,000
Operating expenses	(386,000)
Income from operations	$1,057,000

Earnings from equity method investment	$845,000

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

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.2 million and $0.7 million in performance fees for the three and nine months ended June 30, 2019, respectively. Serlefin received approximately $0.3 million and $0.8 million in performance fees for the three and nine months ended June30, 2018, respectively.

The carrying value of the investment in Serlefin Peru was $0.2 million as of June 30, 2019 and September 30, 2018. The cumulative net loss from our investment in Serlefin Peru from the date of the initial investment through June 30, 2019 was approximately $0.3 million, and was not significant to the Company's consolidated statement of operations.

Note 5—Personal Injury Claims Funding

Simia and Sylvave

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, to continue its personal injury claims funding business following the Company's decision not to renew its joint venture with PLF.  Simia commenced operation in January 2017.  As of June 30, 2019, Simia had a personal injury claims portfolio of $1.5 million, and recognized revenue for the three and nine months then ended of $31,000 and $60,000, respectively.  As of September 30, 2018, Simia had a personal injury claims portfolio of $2.3 million, and recognized revenue of $53,000 and $300,000, respectively, for the three and nine months ended June 30, 2018.

As of June 30, 2019, Sylvave had a personal injury claims portfolio of $4.3 million, and recognized revenue for the three and nine months then ended of $406,000 and $1,546,000, respectively.   As of September 30, 2018, Sylvave had a personal injury claims portfolio of $8.4 million. For the three and nine months ended June 30, 2018, Sylvave recognized revenue of $1.5 million and $1.9 million respectively.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Personal Injury Claims Funding (continued)

Arthur Funding

The Company formed a new wholly owned subsidiary, Arthur Funding, on March 16, 2018 to continue in the personal injury claims funding business. Arthur Funding began funding advances on personal injury claims in May, 2019.

As of June 30, 2019, Arthur Funding had a personal injury claims portfolio of $125,000 and recorded revenue for the three and nine months ended June 30, 2019 of $2,000.

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia, Sylvave and Arthur Funding, net of reserves, for the following periods:

	For the Three Months ended June 30,
	2019	2018
Balance, beginning of period	$6,630,000	$15,994,000
Personal claim advances	123,000	—
Provision for losses	(141,000)	(6,000)
(Write offs) recoveries	389,000	(408,000)
Personal injury claims income	439,000	1,557,000
Personal injury claims receipts	(1,531,000)	(3,344,000)
Balance, end of period	$5,909,000	$13,793,000

	For the Nine Months ended June 30,
	2019	2018
Balance, beginning of period	$10,745,000	$3,704,000
Acquisition of personal injury funding portfolio (1)	—	14,571,000
Personal claim advances	123,000	60,000
Provision for losses	(299,000)	(465,000)
(Write offs) recoveries	389,000	(371,000)
Personal injury claims income	1,608,000	2,167,000
Personal injury claims receipts	(6,657,000)	(5,872,000)
Balance, end of period	$5,909,000	$13,793,000

(1) Fully acquired through the acquisition of Pegasus.

 The Company recognized personal injury claims income of $0.4 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, and $1.6 million and $2.2 million for the nine months ended June 30, 2019 and 2018, respectively. The Company has recorded a reserve on principle fundings in personal injury claims of $1.2 million as of June 30, 2019 and $0.5 million as of September 30, 2018.

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

During the month of June 2016, the Company received the balance of the $16.9 million and, as of June 30, 2019 and September 30, 2018, the Company recorded a liability to BMO of approximately $120,000 and $121,000, respectively, which has been recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet. The funds were subsequently remitted to BMO on July 10, 2019 and October 10, 2018, respectively. The liability to BMO is recorded when actual collections are received.

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

As of June 30, 2019, and September 30, 2018, the Company had no assets or liabilities designated as discontinued operations. For the three and nine months ended June 30, 2019 and 2018, the components of the Company designated as discontinued operations reported a loss, net of income tax benefit of $0 and $80,000, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Discontinued Operations (Continued)

The following table presents the operating results for the three and nine months ended June 30, 2019 and 2018, for the components of the Company designated as discontinued operations:

	For the Three Months ended		For the Nine Months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues:
Unrealized gain on structured settlements	$—	$—	$—	$244,000
Interest income on structured settlements	—	—	—	2,005,000
Total revenues	—	—	—	2,249,000
Other income	—	—	—	11,000

	—	—	—	2,260,000

Expenses:
General and administrative expenses	—	—	—	1,560,000
Interest expense	—	—	—	824,000

	—	—	—	2,384,000

Loss from discontinued operations before income tax	—	—	—	(124,000)
Income tax benefit from discontinuing operations	—	—	—	(44,000)
Loss from discontinued operations, net of income tax	$—	$—	$—	$(80,000)

Prior to its sale, we, through CBC, purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value are recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $0.2 million of unrealized gains recognized for the nine months ended June 30, 2018, approximately $0.2 million is due to day one gains on new structured settlements financed during the period. There were no other changes in assumptions during the period.

Note 8 —Note Receivable

Pursuant to the Securities Purchase Agreement, CBC sold to the Buyer all of the issued and outstanding equity capital of CBC for $10.3 million. In conjunction with this sale the Company received $4.5 million in cash, and a Promissory Note (the “Note”) for $5.8 million from the Buyer. The Note bears interest at 7% per annum, payable in quarterly installments of principle and interest through December 13, 2020, and is secured pursuant to a Security Agreement (the “Security Agreement”) with an affiliate of the Buyer. Under the Security Agreement the Company has a first priority security interest and lien on all servicing fees received by the affiliate. The payment due from the Buyer on March 13, 2019 was not received by the Company, and accordingly, the Buyer was not current on its obligations under the Note at June 30, 2019. On April 11, 2019, the Company signed a forbearance agreement with the Buyer, whereby the Company agreed to forbear from exercising any enforcement remedies with respect to the loan documents, as long as payment in full of all amounts due were received by the Company no later than April 15, 2019. The principle amount outstanding on this Note at June 30, 2019 and September 30, 2018 was $0.0 million and $4.3 million, respectively. For the three and nine months ended June 30, 2019 and 2018, the Company recorded $68,000 and $92,000, respectively, and $224,000 and $193,000, respectively, in interest income, which has been classified as other income in the Company’s consolidated statements of operations, associated with this note. See Note 7 - Discontinued Operations.

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

As of June 30, 2019, and September 30, 2018, the Company has a settlement receivable due from this third-party servicer of $2.0 million and $3.3 million, respectively. During the nine months ended June 30, 2019, the Company received $1.5 million in payments from this third-party servicer. For the three and nine months ended June 30, 2019 and 2018, the Company recorded $53,000 and $0, respectively, and $180,000 and $0, respectively, in interest income, which is included in other income on the Company's consolidated statements of operations.

Additionally, on March 31, 2019 the Company recorded a settlement receivable due from a third-party servicer of $0.2 million in the Company's consolidated balance sheet, in conjunction with prior overcharges billed to the Company in excess of contractually permitted amounts.  For the three and nine months ended June 30, 2019, the Company recognized $0 and $0.3 million in settlement income associated with the excess charges, and has recorded as a gain on settlement in the Company's consolidated statements of operations.

On January 22, 2018, DLCA, LLC ("DLCA"), a Delaware limited liability company and a wholly owned subsidiary of the Company, filed a complaint against Balance Point Divorce Funding, LLC. ("Balance Point") and Stacey Napp ("Napp") in the United States District Court of New Jersey, asserting various claims including breach of contract, conversion, unjust enrichment and fraud associated with a loan made to Balance Point and Napp in May 2012.

On May 22, 2019, Napp and DLCA entered into a Settlement Agreement that settled the action as well as all other claims for monies and/or other obligations owed as and between the parties.

Napp agreed to pay the sum of $1.4 million (the "Settlement Amount"), the payment terms of which are between May 21, 2019 and January 12, 2022.

The Company has previously reviewed the financial condition of both Balance Point and Napp, and has concluded that neither entity currently has assets sufficient to honor the obligations set forth in the Settlement Agreement. Therefore, due to the uncertainty of collecting the Settlement Amount from either Balance Point or Napp, the Company will realize the gain on this settlement, as the Company receives the cash proceeds. The Company has recognized a gain on settlement of $25,000 for the three and nine months ended June 30, 2019 in its consolidated statements of operations.

On June 30, 2017, GAR Disability Advocates, filed a complaint against a former employee, Pamela Hofer ("Hofer"), and others in the United States Court for the District of New Jersey (the "Action"), asserting claims of conversion and tortious interference with existing business relationships. On May 22, 2018, the Action was transferred to the Eastern District of Kentucky.

On May 7, 2019, GAR agreed to dismiss and settle the Action for a payment from Hofer in the amount of $47,500, payable to GAR no later than May 8, 2019.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 9 — Settlements (Continued)

On May 8, 2019, GAR received the payment from Hofer, and delivered to Hofer an executed Stipulation of Dismissal of the Action. The Company recognized a gain on settlement of $47,500 for the three and nine months ended June 30, 2019 in its consolidated statements of operations.

On May 15, 2019, the Company received $0.2 million from the bankruptcy trustee in New Jersey, associated with the bankruptcy filing of Axiant, LLC, a previous third party servicer. The Company recorded a gain on settlement of $0.2 million for the three and nine months ended June 30, 2019 in its consolidated statements of operations.

 Note 10 — Other Income

The following tables summarize other income for the three and nine months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
Interest and dividend income	$821,000	$111,000
Unrealized gain	33,000	—
Other	1,000	(35,000)
	$855,000	$76,000

	For the Nine Months Ended June 30,
	2019	2018
Interest and dividend income	$1,274,000	$235,000
Realized gain	25,000	—
Unrealized gain	53,000	—
Other	43,000	(56,000)
	$1,395,000	$179,000

Note 11—Commitments and Contingencies

Leases

The Company leases its facilities in Englewood Cliffs, NJ, Houston, TX, and Louisville, KY. The lease in Louisville, KY expired in December 2018 and was not renewed. Rent expense for the three and nine months ended June 30, 2019 and 2018 was $69,000 and $94,000 and $209,000 and $281,000 respectively.

On July 15, 2019, GAR entered into a sublease agreement with a third party for office space in Fort Lee, NJ. The agreement expires in April 2023, with future minimum lease payments of $0.3 million.

Legal Matters

In the ordinary course of our business, we are involved in numerous legal proceedings. We regularly initiate collection lawsuits, using our network of third-party law firms, against consumers. Also, consumers occasionally initiate litigation against us, in which they allege that we have violated a federal or state law in the process of collecting their account. We do not believe that these ordinary course matters are material to our business and financial condition. The Company is not involved in any other material litigation in which we are a defendant.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Income Taxes

 At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and nine months ended June 30, 2019 was 29% and 28%, respectively, compared to 35% for the same periods in the prior year. The effective rate for fiscal 2019 and 2018 differed from the U.S. federal statutory rate of 21% and 28%, respectively, primarily due to state income taxes, other permanent differences, and the first full year the reduced federal tax rate of 21% was applicable.

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

 The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions. The Company is no longer subject to examination by U.S federal income tax authorities for tax years prior to 2016.  The Company has closed the Internal Revenue Service audit of its federal tax returns for years September 30, 2014 and 2015.  Effective March 21, 2019, the Company received an approval of its 2014 carry-back claim of $3.2 million as part of this audit, which was received by the Company on May 28, 2019. In addition, the Company received $0.2 million in interest income on its 2014 carry-back claim, which has been booked as other income in the consolidated statement of operations for the three and nine months ended June 30, 2019. On July 19, 2019, the Company received $4.7 million from the Internal Revenue Service for its 2016 carry-back claim.

Note 13—Net Income (Loss) per Share

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13—Net Income (Loss) per Share (Continued)

The following table presents the computation of basic and diluted per share data for the three and nine months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Nine Months Ended June 30, 2019	For the Nine Months Ended June 30, 2018
Income from continuing operations	$2,304,000	$1,957,000	$5,352,000	$388,000

Loss from discontinued operations	—	—	—	(80,000)

Net Income	$2,304,000	$1,957,000	$5,352,000	$308,000

Basic earnings per common share from continuing operations	$0.35	$0.29	$0.80	$0.06
Basic loss per common share from discontinued operations	—	—	—	(0.01)
Basic earnings per share	$0.35	$0.29	$0.80	$0.05

Diluted earnings per common share from continuing operations	$0.35	$0.29	$0.80	$0.06
Diluted loss per common share from discontinuing operations	—	—	—	(0.01)
Diluted earnings per share	$0.35	$0.29	$0.80	$0.05

Weighted average number of common shares outstanding:
Basic	6,666,012	6,685,415	6,678,947	6,654,911
Dilutive effect of stock options	219	213	313	2,929
Diluted	6,666,231	6,685,628	6,679,260	6,657,840

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, awarded 245,625 shares of restricted stock, and has cancelled 111,868 options, leaving 1,325,443 shares available as of June 30, 2019. At June 30, 2019, 53 of the Company’s employees were able to participate in the 2012 Plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 —Stock Option Plans (Continued)

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

Stock Based Compensation

The Company accounts for stock-based employee compensation under ASC No. 718, Compensation — Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock-based awards be recognized in the condensed consolidated statement of operations.

Summary of the Plans

Compensation expense for stock options and restricted stock is recognized over the requisite vesting or service period. Compensation expense for restricted stock is based upon the market price of the shares underlying the awards on the grant date.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Stock Option Plans (Continued)

The following table summarizes stock option transactions under the 2012 Plan, the Equity Compensation Plan and the 2002 Plan (collectively the “Plans”):

	For the Three Months Ended June 30,
	2019		2018
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	726,767	$8.17	796,767	$8.16
Options exercised	—	—	—	—
Options forfeited/cancelled	(1,200)	2.95	(200)	7.93
Outstanding options at the end of period	725,567	$8.18	796,567	$8.16
Exercisable options at the end of period	725,567	$8.18	778,394	$8.16

	For the Nine Months Ended June 30,
	2019		2018
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	728,867	$8.17	880,567	$8.05
Options exercised	—	—	(61,600)	6.48
Options forfeited/cancelled	(3,300)	6.27	(22,400)	8.39
Outstanding options at the end of period	725,567	$8.18	796,567	$8.16
Exercisable options at the end of period	725,567	$8.18	778,394	$8.16

The following table summarizes information about the Plans outstanding options as of June 30, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$2.8751	-	$5.7500	—	—	$—	—	$—
$5.7501	-	$8.6250	616,067	2.95	7.97	616,067	7.97
$8.6251	-	$11.5000	109,500	3.58	9.37	109,500	9.37
			725,567		$8.18	725,567	$8.18

The Company recognized $0 and $7,000 of compensation expense related to the stock options vested during the three and nine months ended June 30, 2019, respectively. The Company recognized $9,000 and $98,000 of compensation expense related to the stock option grants during the three and nine months ended June 30, 2018, respectively. As of June 30, 2019, there was no unrecognized compensation cost related to stock option awards.

The intrinsic value of the outstanding and exercisable options as of June 30, 2019 was approximately $1,000. The weighted average remaining contractual life of exercisable options is three years. There were no options exercised during the three and nine months ended June 30, 2019. There were 61,600 options exercised during the three and nine months ended June 30, 2018 for $399,000. The fair value of the stock options that vested during the three and nine months ended June 30, 2019 was approximately $0 and $126,000, respectively. The fair value of the stock options that vested during the three and nine months ended June 30, 2018 was approximately $0 and $222,000, respectively. There were no options granted during the three and nine months ended June 30, 2019 and 2018.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Stock Option Plans (Continued)

The Company did not grant any restricted stock awards during the three and nine months ended June 30, 2019 and 2018. As of June 30, 2019, and September 30, 2018, there was no unrecognized compensation cost related to restricted stock awards.

Note 15—Stockholders’ Equity

The Company has 5,000,000 authorized preferred shares with a par value of $0.01 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of June 30, 2019 and 2018.

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of June 30, 2019, there were no such restrictions. No dividends were declared during the three and nine months ended June 30, 2019. On February 5, 2018, the Board of Directors of the Company declared a special cash dividend in the amount of $5.30 per share with respect to its Common Stock, payable on February 28, 2018 to holders of record of the Company’s Common Stock at the close of business on February 16, 2018, with an ex-dividend date of March 1, 2018. The aggregate payment to shareholders was approximately $35 million.

On May 17, 2019, the Board of Directors approved the repurchase of up to $10.5 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan is effective through August 17, 2019. For the three months ended June 30, 2019, the Company purchased 79,500 shares at an aggregate cost of approximately $0.6 million. The remaining authorization under the Shares Repurchase Plan at June 30, 2019 was approximately $9.9 million.

Through August 12, 2019, the Company purchased approximately 116,600 shares at an aggregate cost of approximately $0.8 million under the Shares Repurchase Plan.

Note 16—Fair Value of Financial Measurements and Disclosures

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2019		September 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$20,000	$20,000	$1,786,000	$1,786,000
Investments in equity securities (Level 1)	8,032,000	8,032,000	7,575,000	7,575,000	(1)
Available-for-sale debt securities (Level 2)	50,286,000	50,286,000	30,479,000	30,479,000
Consumer receivables acquired for liquidation (Level 3)	2,184,000	27,889,000	3,749,000	27,574,000	(1)

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

(Unaudited)

Note 16—Fair Value of Financial Measurements and Disclosures (continued)

Available-for-sale debt securities - The available-for-sale debt securities consist of U.S. treasury bills that are valued based on quoted prices in active markets. The U.S. treasury bills have been classified as available for sale by the Company, as they are deemed to be short term investments, and can be liquidated as needed by the Company.

The Company’s investments in equity securities and available-for-sale debt securities are classified as Level 1 and Level 2 financial instruments, respectively, based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2018. The Company had no Level 3 available-for-sale investments during the three and nine months ended June 30, 2019.

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

Note 17—Related Party

The Company utilizes the services of a consultant in conjunction with its international operations.  The consultant is the spouse of one of the owners of Serlefin Peru, the Company's 49% owned joint venture.  For the three and nine months ended June 30, 2019, the Company paid this consultant $12,000 and $60,000, respectively, and for the three and nine months ended June 30, 2018, $24,000 and $72,000, respectively.

The Company does not have a formal agreement in place for these services, and the Company had no amounts due to this consultant as of June 30, 2019 and September 30, 2018.

Note 18—Segment Reporting

The Company operates through strategic business units that are aggregated into three reportable segments: Consumer receivables, personal injury claims and social security disability advocacy. The three reportable segments consist of the following:

•

Consumer receivables - This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables.  Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ®, Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Recently, the Company's efforts have been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. The Company holds consumers receivable acquired for liquidation in both Colombia and Peru of approximately $1.8 million. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal injury claims  – This segment is comprised of purchased interests in personal injury claims from claimants who are a party in personal injury litigation or claims. The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.  The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Arthur Funding, on March 16, 2018 to continue in the personal injury claims funding business.   Arthur Funding began funding advances on personal injury claims in May 2019. Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtained its business from external brokers and internal sales professionals soliciting attorneys and law firms who represent claimants who have personal injury claims. Business was also obtained from its website and through attorneys. The Company accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods the Company includes the financial results of Sylvave in its consolidated statement of operations. Simia and Sylvave are not funding any new advances, but continue to collect on outstanding personal injury claim advances in the ordinary course.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Segment Reporting (continued)

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

The following table shows results by reporting segment for the three and nine months ended June 30, 2019 and 2018:

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims (2)	Corporate (3)	Total
Three Months Ended June 30,
2019:
Revenues	$3.7	$1.2	$0.4	$—	$5.3
Other income	0.2	—	—	0.9	1.1
Segment profit (loss)	3.3	0.4	0.6	(1.0)	3.3
2018:
Revenues	4.5	1.1	1.6	—	7.2
Other income	—	—	—	0.1	0.1
Segment profit (loss)	3.6	0.3	1.1	(2.0)	3.0
Nine Months Ended June 30,
2019:
Revenues	10.7	3.7	1.6	—	16.0
Other income	0.7	—	—	1.3	2.0
Segment profit (loss)	9.9	1.2	1.5	(5.1)	7.5
Segment Assets (1)	9.1	0.6	6.2	74.5	90.4
2018:
Revenues	12.8	3.2	2.2	—	18.2
Other income	—	—	—	0.2	0.2
Segment profit (loss)	11.4	0.5	1.9	(7.8)	6.0
Segment Assets (1)	27.1	3.2	20.6	31.1	82.0

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19 - Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of:

	For the Nine Months Ended June 30, 2019			For the Year Ended September 30, 2018
	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total	Unrealized gain (loss) on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$(10,000)	$45,000	$35,000	$7,000	$11,000	$18,000
Cumulative effect adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	10,000	-	10,000	-	-	-
Adjusted opening balance	$-	$45,000	$45,000	$7,000	$11,000	$18,000
Change in unrealized gains on foreign currency translation, net of tax benefit/(expense) of ($14,000) and ($17,000) at June 30, 2019, and September 30, 2018, respectively.	-	52,000	52,000	-	34,000	34,000
Change in unrealized gains (losses) on marketable securities, net of tax benefit/ (expense) of ($40,000) and $9,000 at June 30, 2019, and September 30, 2018, respectively.	102,000	-	102,000	(17,000)	-	(17,000)

Net current-period other comprehensive income (loss)	102,000	52,000	154,000	(17,000)	34,000	$17,000

Ending balance	$102,000	$97,000	$199,000	$(10,000)	$45,000	$35,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Asta Funding, Inc. (“Asta”), a Delaware Corporation, together with our wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“ASFI”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Arthur Funding LLC (“Arthur Funding”) (formerly known as Practical Funding, LLC (“Practical Funding”)), and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), are engaged in several business segments in the financial services industry including funding of personal injury claims, through the our wholly owned subsidiaries Sylvave, Simia and Arthur Funding, social security disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for our own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

For a detailed description of our segments, please read Note 18 – Segment Reporting, in our notes to condensed consolidated financial statements.

Financial Information About Operating Segments

The consumer receivables segment, personal injury claims segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three and nine months ended June 30, 2019 and 2018. The personal injury claims segment accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods we included the financial results of Sylvave in our consolidated statement of operations, while Simia is a consolidated entity. The following table summarizes total revenues by percentage from our three lines of business for the three and nine months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2019	2018	2019	2018
Finance income (consumer receivables)	69.5%	62.2%	66.6%	70.3%
Personal injury claims income	8.3	21.4	10.1	11.9
Disability fee income	22.2	16.4	23.3	17.8
Total revenues	100.0%	100.0%	100.0%	100.0%

Information about the results of each of our reportable segments for the three and nine months ended June 30, 2019 and June 30, 2018, reconciled to the consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in our condensed consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims (2)	Corporate (3)	Total
Three Months Ended June 30,
2019:
Revenues	$3.7	$1.2	$0.4	$—	$5.3
Other income	0.2	—	—	0.9	1.1
Segment profit (loss)	3.3	0.4	0.6	(1.0)	3.3
2018:
Revenues	4.5	1.1	1.6	—	7.2
Other income	—	—	—	0.1	0.1
Segment profit (loss)	3.6	0.3	1.1	(2.0)	3.0
Nine Months Ended June 30,
2019:
Revenues	10.7	3.7	1.6	—	16.0
Other income	0.7	—	—	1.3	2.0
Segment profit (loss)	9.9	1.2	1.5	(5.1)	7.5
Segment Assets (1)	9.1	0.6	6.2	74.5	90.4
2018:
Revenues	12.8	3.2	2.2	—	18.2
Other income	—	—	—	0.2	0.2
Segment profit (loss)	11.4	0.5	1.9	(7.8)	6.0
Segment Assets (1)	27.1	3.2	20.6	31.1	82.0

We do not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

We recorded Pegasus as an equity method investment in our consolidated financial statements through January 12, 2018. Commencing on January 13, 2018, Sylvave is consolidated in our financial statements. For segment reporting we have included our pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

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

On November 11, 2016, we formed Simia, a wholly owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to our decision not to renew our joint venture with PLF. As of June 30, 2019, Sylvave’s net investment in personal injury claim advances were approximately $4.3 million, and Simia's personal injury claim advances were approximately $1.5 million.

The Company formed a new wholly owned subsidiary, Arthur Funding, on March 16, 2018 to continue in the personal injury claims funding business. Arthur Funding commenced funding personal injury settlement claims in May 2019. As of June 30, 2019, Arthur Funding’s net investment in personal injury claim advances were approximately $0.1 million.

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

Personal Injury Claim Advances and Impairments

We account for our investments in personal injury claims at an agreed upon fee, in anticipation of a future settlement. Our interest purchased in personal injury claim advances consists of the right to receive from a claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon interest rate, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

We assess the quality of the personal injury claims portfolio through an analysis of the underlying personal injury fundings on a case by case basis. Cases are reviewed through periodic updates with attorneys handling the cases, as well as with third party research tools which monitor public filings, such as motions or judgments rendered on specific cases. We specifically reserve for those fundings where the underlying cases are identified as uncollectible, due to anticipated non-favorable verdicts and/or settlements at levels where recovery of the advance outstanding is unlikely. For cases that have not exhibited any specific negative collection indicators, we establish reserves based on the historical collection of our fundings. Fee income on advances is reserved for on all cases where a specific reserve is established on the initially funded amount. In addition, we also monitor our historical collection on fee income and establish reserves on fee income consistent with the historically experienced collection. We regularly analyze and update the historical collection of our initially funded cases as well as our fee income.

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

Results of Operations

Nine Months Ended June 30, 2019, Compared to the Nine Months Ended June 30, 2018

Finance income. For the nine months ended June 30, 2019, finance income decreased $2.1 million, or 16.4%, to $10.7 million from $12.8 million for the nine months ended June 30, 2018. During the nine months ended June 30, 2019 and 2018 the Company did not purchase any consumer portfolios. Net collections for the nine months ended June 30, 2019 decreased 18.9% to $12.0 million from $14.8 million for the same prior year period. During the first nine months of fiscal year 2019, gross collections decreased 14.3% or $3.8 million to $23.3 million from $27.1 million for the nine months ended June 30, 2018. Commissions and fees associated with gross collections from our third-party collection agencies and attorneys decreased $1.1 million, or 8.6%, to $11.2 million for the nine months ended June 30, 2019 from $12.3 million for the nine months ended June 30, 2018. Commissions and fees amounted to 48.3% of gross collections for the nine months ended June 30, 2019, compared to 45.0% in the same period of the prior year, due to a higher percentage of commissionable collections in the current year period.

Disability fee income. For the nine months ended June 30, 2019, disability fee income increased $0.5 million, or 14.9%, to $3.7 million as compared to $3.2 million for the nine months ended June 30, 2018, due to the increase in the number of disability claimant cases closed with the Social Security Administration during the current period.

Earnings (loss) from equity method investee. Earnings from equity method investment decreased by $0.9 million to a loss of $91,000 for the nine months ended June 30, 2019 from income of $0.8 million during the nine months ended June 30, 2018 due to the acquisition of the remaining 20% interest in Pegasus and Sylvave now being consolidated in our financial statements.

Gain on Settlement. For the nine months ended June 30, 2019, the Company recognized $0.6 million in gain on settlement associated with prior overcharges billed to the Company by a third-party servicer in excess of contractually permitted amounts, a bankruptcy settlement from a previous third party service provider, a gain on settlement associated with Balance Point Divorce Funding and Stacey Napp and a gain on settlement associated with a complaint against a former employee.

Other income (loss), net. The following table summarizes other income (loss) for the nine months ended June 30, 2019 and 2018:

	For the Nine Months Ended June 30,
	2019	2018
Interest and dividend income	$1,274,000	$235,000
Realized gain	25,000	—
Unrealized gain	53,000	—
Other	43,000	(56,000)
	$1,395,000	$179,000

During the nine months ended June 30, 2019, interest income was primarily earned on the Company's note receivable from its sale of CBC, settlement interest, interest income from available for sale investments and interest received from IRS. During the nine months ended June 30, 2018, interest income was primarily earned on the Company's note receivable from its sale of CBC.

General and administrative expenses. For the nine months ended June 30, 2019, general and administrative expense decreased $1.4 million, or 12.0%, to $10.3 million from $11.7 million for the nine months ended June 30, 2018, primarily due to a decrease in bad debt expense of $1.1 million and decrease in professional fees of $0.3 million.

Interest expense. For the nine months ended June 30, 2019, there was no interest expense as compared to interest expense of $19,000 for the nine months ended June 30, 2018.

Segment profit – Consumer Receivables. For the nine months ended June 30, 2019, segment profit decreased $1.5 million to $9.9 million from $11.4 million for the nine months ended June 30, 2018, primarily due the decrease in revenue of $2.1 million, and an unfavorable foreign exchange of $0.1 million offset by an increase in other income of $0.7 million.

Segment profit – Personal Injury Claims. For the nine months ended June 30, 2019, segment profit was $1.5 million as compared to segment profit of $1.9 million for the nine months ended June 30, 2018. The decrease is attributable to decrease in revenue of $0.6 million offset by various higher operating expenses.

Segment profit – Social Security Benefit Advocacy. For the nine months ended June 30, 2019, segment profit was $1.2 million as compared to $0.5 million for the same period in the prior year. The increase in profit of $0.7 million in the current period is primarily the result of increased revenues of $0.5 million and a reduction in overhead expenses of $0.2 million.

Income tax (benefit) expense. Income tax expense, consisting of federal and state components, for nine months ended June 30, 2019, was $2.1 million, as compared to an income tax expense for continuing and discontinued operations, consisting of federal and state income taxes, of $5.6 million for the nine months ended June 30, 2018. In response to the Tax Cuts and Jobs Act signed in December 2017, we remeasured our U.S. federal and state deferred tax assets and liabilities, which resulted in a decrease in our net deferred tax assets by approximately $3.5 million. This adjustment was recorded as a one-time charge to income taxes for the three months ended December 31, 2017. For the nine months ended June 30, 2019 and 2018, we recorded $2.1 million and $2.1 million, respectively, of income tax expense after removing the December 31, 2017 one-time charge of $3.5 million.

Income (loss) from continuing operations. As a result of the above, the Company had a net income from continuing operations for the nine months ended June 30, 2019 of $5.4 million compared to $0.4 million for the nine months ended June 30, 2018.

Loss from discontinued operations. As a result of the sale of CBC on December 13, 2017, the Company had no income or loss from discontinued operations for the nine months ended June 30, 2019, compared to $0.1 million of net loss from discontinued operations for the nine months ended June 30, 2018.

Structured settlement income of $2.2 million includes $0.2 million of unrealized losses and $2.0 million of interest income for the nine months ended June 30, 2018. Unrealized gains on structured settlements is comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements. Of the $0.2 million of unrealized gains recognized for the nine months ended June 30, 2018, approximately $0.2 million is due to day one gains on new structured settlements financed during the period.

Net income (loss). As a result of the above, the Company had a net income for the nine months ended June 30, 2019 of $5.4 million compared to $0.3 million net income for the nine months ended June 30, 2018.

Three Months Ended June 30, 2019, Compared to the Three Months Ended June 30, 2018

Finance income. For the three months ended June 30, 2019, finance income decreased $0.8 million, or 18.3%, to $3.7 million from $4.5 million for the three months ended June 30, 2018. The decrease in finance income is due to reduction in the collections on portfolios during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 and the overall age of the portfolios. During the three months ended June 30, 2019 and 2018, the Company did not purchase any consumer portfolios. Net collections for the three months ended June 30, 2019 decreased 20.1% to $4.1 million from $5.1 million for the three months ended June 30, 2018.  For the three months ended June 30, 2019 gross collections decreased 19.6%, or $1.9 million, to $7.7 million from $9.6 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 commissions and fees associated with gross collections from our third-party collection agencies and attorneys decreased 19.0% or $0.8 million to $3.6 million from $4.4 million for the three months ended June 30, 2018. Commissions and fees amounted to 46.5% of gross collections for the three months ended June 30, 2019, compared to 46.1% for the three months ended June 30, 2018 resulting from higher percentage of commissionable collections in the current year period.

Social security benefit advocacy fee income. Disability fee income remained the same at $1.2 million for the three months ended June 30, 2019 and June 30, 2018.

Earnings (loss) from equity method investee. Earnings from equity method investment was a loss of $5,000 for the three months ended June 30, 2019. No earnings from equity method investment were recorded during the three months ended June 30, 2018 due to the acquisition of the remaining 20% of the non-controlling interest in Pegasus on January 12, 2018 and subsequent income being recorded as part of our personal injury claims income in the consolidated statement of operations.

Gain on Settlement. For the three months ended June 30, 2019, the Company recognized $0.3 million in gain on settlement associated with a bankruptcy settlement from a previous third-party servicer, a gain on settlement with Balance Point Divorce Funding and Stacey Napp and a gain on settlement with a former employee.

Other income, net. The following table summarizes other income for the three months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019	2018
Interest and dividend income	$821,000	$111,000
Unrealized gain	33,000	—
Other	1,000	(35,000)
	$855,000	$76,000

During the three months ended June 30, 2019, interest income was primarily earned on the Company's note receivable from its sale of CBC, settlement interest, interest income from available for sale investments and interest received from IRS. During the three months ended June 30, 2018, interest income was primarily earned on the Company's note receivable from its sale of CBC.

General and administrative expenses.  For the three months ended June 30, 2019, general and administrative expenses decreased $1.2 million, or 29.1%, to $3.0 million from $4.2 million for the three months ended June 30, 2018, primarily due to an decrease in bad debt expense of $0.5 million, professional fees of $0.4 million and a favorable foreign exchange variance of $0.3 million.

Segment profit – Consumer Receivables. Segment profit decreased $0.3 million to $3.3 million for the three months ended June 30, 2019 from $3.6 million for the three months ended June 30, 2018. This decrease in profitability is a result of decreased revenue of $0.8 million offset by a foreign exchange gain of $0.4 million, and other income of $0.2 million.

Segment profit – Personal Injury Claims. Segment profit decreased $0.5 million to $0.6 million for the three months ended June 30, 2019, from $1.1 million for the three months ended June 30, 2018. This decrease in profitability is primarily due to decreased revenue of $1.1 million offset by decrease in bad debt expense of $0.5 million.

Segment profit – GAR Disability Advocates . The Segment profit was $0.4 million for the three months ended June 30, 2019 as compared $0.3 million for the three months ended June 30, 2018. The increase in profitability of $0.1 million in the current fiscal year is primarily the result of a decrease in professional fees of $0.1 million.

Discontinued Operations – The Company had no income or loss from discontinued operations during the three months ended June 30, 2019 and 2018 as a result of the sale of CBC on December 13, 2017.

Income tax expense – Income tax expense, consisting of federal and state components, for three months ended June 30, 2019, was $1.0 million, as compared to $1.1 million for the three months ended June 30, 2018.

Net income (loss) – As a result of the above, we generated net income for the three months ended June 30, 2019 of $2.3 million, compared to $2.0 million for the three months ended June 30, 2018.

Liquidity and Capital Resources

At June 30, 2019, the Company had $2.9 million in cash and cash equivalents, as well as $58.3 million in investments in debt and equity securities on hand and no debt.  In addition, the Company had $89.2 million in stockholders' equity at June 30, 2019.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, we received the balance of the $16.9 million, and, as of June 30, 2019, we recorded a liability to BMO of approximately $0.1 million. The funds were subsequently remitted to BMO on July 10, 2019. The liability to BMO is recorded when actual collections are received.

Discontinued Operations – Structured Settlements

On December 13, 2017, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement) with CBC Holdings LLC, a Delaware limited liability company (the “Buyer”). Under the Securities Purchase Agreement, the Company sold all of the issued and outstanding equity capital of CBC, our wholly owned subsidiary engaging in structured settlements, for an aggregate purchase price of approximately $10.3 million. Of the aggregate purchase price, approximately $4.5 million was paid in cash, and $5.8 million was paid under a promissory note at an annual interest rate of 7% to be paid quarterly to us and secured by a first priority security interest in and lien on such Buyer’s affiliates’ rights to certain servicing fees. The remaining amount of the aggregate purchase price was paid as reimbursement of certain invoices of CBC. The payment due under the promissory note from the Buyer on March 13, 2019 was not received by the Company, and accordingly, the Buyer was not current on its obligations under the Note at March 31, 2019. On April 11, 2019, the Company signed a forbearance agreement with the Buyer, whereby the Company agreed to forbear from exercising any enforcement remedies with respect to the loan documents, as long as payment in full of all amounts due were received by the Company no later than April 15, 2019. On April 15, 2019, the Company received a lump sum payment of $4 million from the buyer, consisting of $3.8 million in principle and $0.2 million in interest income. Effective April 15, 2019, the Note was paid in full, and the security interests that were secured by the Security Agreement were released by the Company back to the Buyer.

Cash Flow

At June 30, 2019, our cash decreased $3.4 million to $2.9 million from $6.3 million at September 30, 2018. Our cash and cash equivalents, available for sale securities and investments in equity securities in the aggregate increased $16.9 million to $61.2 million at June 30, 2019, compared to $44.3 million at September 30, 2018.

Net cash provided by operating activities was $5.4 million during the nine months ended June 30, 2019, as compared to $3.3 million provided by operating activities for the nine months ended June 30, 2018, primarily resulting from the net income of $5.4 million in the current period compared to a net income of $0.3 million in the prior year period. Net cash used in investing activities was $8.3 million during the nine months ended June 30, 2019, as compared to $43.3 million provided by investing activities during the nine months ended June 30, 2018. The change in cash used in investing activities is primarily due to the net purchase of available for sale debt securities and investments in equity securities of $20.1 million offset by proceeds from notes receivable of $4.3 million, settlement receivable of $1.3 million and personal injury claims receipt of $5.0 million in the current period compared to proceeds from the sale of CBC of $4.5 million received in the prior period, decrease in equity method investment of $53.1 million partially offset by acquisition of personal injury claims portfolios of $14.6 million and investing activities of the discontinued operations of $1.5 million in the prior period. Cash used in financing activities during the nine months ended June 30, 2019 was $0.6 million, as compared to $33.6 million used in financing activities in the same prior year period. The cash used in financing activities during the current year is due to the purchase of treasury stock of $0.6 million. The prior year use of cash was the result of the special dividend paid to stockholders of $35 million.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

Adopted During The Nine Months Ended June 30, 2019

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

The primary impact of adopting the new standard results in acceleration of revenues for the aforementioned contractual arrangements, which relate to the social security disability advocacy segment. Disability fee income represents approximately 22.2% and 23.3% of total consolidated revenues for the three and nine months ended June 30, 2019.

The following line items in our consolidated statement of operations and comprehensive income for the current reporting period and condensed consolidated balance sheet as of June 30, 2019 have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in effect:

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended June 30, 2019:	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Disability fee income	$1,175,000	$1,322,000	$(147,000)

Income from continuing operations before income tax	$3,341,000	$3,488,000	$(147,000)

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss) for the nine months ended June 30, 2019:	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Disability fee income	$3,732,000	$3,750,000	$(18,000)

Income from continuing operations before income tax	$7,498,000	$7,516,000	$(18,000)

	As of June 30, 2019
Condensed Consolidated Balance Sheet	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Asset
Accounts receivable	$235,000	$-	$235,000

Stockholders' equity
Retained earnings	$87,956,000	$87,703,000	$253,000	(1)

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to ASC 842. ASU No. 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU No. 2018-01. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard becomes effective for fiscal years beginning after December 15, 2019 and interim periods within those years, and early adoption is permitted. The Company believes that the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

Changes in Internal Controls over Financial Reporting.

As discussed in Item 9A. of our Annual Report on Form 10-K for the year ended September 30, 2018, management identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 30, 2018. Management concluded that our disclosure controls and procedures over financial reporting were not effective as of June 30, 2019.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief financial officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the third quarter of fiscal year 2019 that have materially, or are reasonably likely to affect our internal control over financial reporting.

During the third quarter of fiscal year 2019, the Company has updated its financial reporting procedures and established controls to continue our remediation efforts over the material weaknesses associated with foreign transactions, the social security disability business, third party service providers, financial statement disclosures and other complex accounting transactions.

The Company, also implemented and trained staff on a new contract management system, as well as developed related procedures and controls to continue our remediation efforts over the material weakness associated with related party transactions.

Additionally, the Company has migrated its accounting software to a virtual environment, with refined user roles and responsibilities within the application.

Management has concluded that there have been no other changes, other than those discussed above, that occurred during such quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

On May 17, 2019, the Board of Directors approved the repurchase of up to $10.5 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan is effective through August 17, 2019. During the quarter ended June 30, 2019, the Company purchased 79,500 shares pursuant to the terms of the share repurchase program.

The following table contains information about purchases by us of our common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans
April 1- 30, 2019	-	$-	-	$-
May 1- 31, 2019	11,700	$7.05	11,700	$10,417,246
June 1- 30, 2019	67,800	$7.02	67,800	$9,939,750
Quarter ended June 30, 2019	79,500	$7.03	79,500	$9,939,750

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

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

ASTA FUNDING, INC. (Registrant)

Date: August 13, 2019	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Bruce R. Foster
Bruce R. Foster, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

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