Form 10-K
period 2019-09-30
ASTA FUNDING INC
filed 2019-12-20
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-35637

ASTA FUNDING, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3388607
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 Sylvan Avenue, Englewood Cliffs, NJ	07632 (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (201) 567-5648

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.01 per share	ASFI	NASDAQ Global Select Market

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

The aggregate market value of voting and nonvoting common equity held by non-affiliates of the registrant was approximately $12,168,319 as of the last business day of the registrant’s most recently completed second fiscal quarter in 2019.

As of December 16, 2019, the registrant had 6,567,765 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G (3) of Form 10-K, certain information required by Part III hereof are incorporated into this Form 10-K by reference to the registrant’s definitive proxy statement for registrant’s 2019 Annual Meeting of Stockholders.

FORM 10-K

Caution Regarding Forward Looking Statements

 This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” and “Item 7–Management’s Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Part I

Item 1.	Business.

Overview

Asta Funding, Inc. (“Asta”), a Delaware Corporation, together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“ASFI”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Arthur Funding LLC (“Arthur Funding”) (formerly known as Practical Funding, LLC (“Practical Funding”)) , and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including servicing of personal injury claims, through the Company's wholly owned subsidiaries Sylvave, Simia and Arthur Funding, social security disability advocacy through the Company's wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed charged off consumer receivables, including charged off receivables, and semi-performing receivables. We were incorporated in the State of Delaware on August 2, 1995.

Financial Information about Operating Segments

The Company operates through strategic business units principally in the United States that are aggregated into three reportable segments: consumer receivables, social security disability advocacy and personal injury claims. The three reportable segments consist of the following:

Consumer Receivables

This segment is engaged in the business of purchasing, managing for its own account and servicing distressed charged off receivables, including charged off consumer receivables, and semi-performing receivables. Recently, our effort has been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

Personal Injury Claims

This segment conducts its business solely in the United States and is comprised of purchased interests in personal injury claims from claimants who are a party to a personal injury claim. The Company advances to each claimant funds on a non-recourse basis at an agreed upon fee, in anticipation of a future settlement. The fee in each claim purchased consist of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company historically funded personal injury claims in Simia and Sylvave. Simia commenced operations in January 2017 and ceased funding new advances in June 2017. Simia and Sylvave are not funding any new advances, but continue to collect on outstanding personal claim advances in the ordinary course. The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018, to continue in the personal injury claims funding business. On April 8, 2019, Practical Funding changed its name to Arthur Funding, LLC. Arthur Funding began funding advances on personal injury claims in May 2019.

 Social Security Disability Advocacy

This segment consists of advocacy groups representing individuals throughout the United States in their claims for social security disability and supplemental social security income benefits from the Social Security Administration and Department of Veterans Affairs.

The following table summarizes the net revenues by percentage from the three lines of business for the fiscal years 2019 and 2018:

	Year Ended September 30,
	2019	2018
Finance income (consumer receivables)	66.6%	73.6%
Personal injury claims income	10.4	5.0
Disability fee income	23.0	21.4

Total revenues	100.0%	100.0%

Information about the results of each of the Company’s reportable segments for the last two fiscal years and total assets as of the end of the last two fiscal years, reconciled to the consolidated results, is set forth below. Separate segment Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is not provided, as segment revenue corresponds to the revenue presented in the Company's consolidated statement of operations, and material expense items are not allocable to any specific segment.

Certain non-allocated administrative costs, interest income and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, available-for-sale debt securities, investment in equity securities, a note receivable, property and equipment, goodwill, deferred taxes and other assets.

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims (2)	Corporate (3)	Total
Fiscal Year Ended September 30,
2019:
Revenues	$14.0	$4.9	$2.2	$–	$21.1
Other income (4)	0.8	–	–	1.5	2.3
Segment profit (loss)	12.4	1.5	2.2	(6.3)	9.8
Segment Assets (1)	8.9	0.7	5.6	75.5	90.7
2018:
Revenues	15.9	4.6	1.1	-	21.6
Other income (4)	4.0	-	-	0.5	4.5
Segment profit (loss)	17.8	1.1	1.1	(10.4)	9.6
Segment Assets (1)	12.4	1.0	11.9	59.4	84.7

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)

The Company recorded Pegasus as an equity investment in its consolidated financial statements through January 12, 2018. Commencing on January 13, 2018, Sylvave is consolidated in the Company’s financial statements. For segment reporting the Company has included its pro-rated share of the earnings and losses from its investment under the Personal Injury Claims segment.

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.
(4)	Included in other income is approximately $0.6 million and $4.0 million, respectively, in gain on settlements for the year ended September 30, 2019 and 2018.

Principal Markets and Methods of Distribution

All of the Company’s lines of business are principally conducted in the United States, with approximately $1.4 million of the consumer receivables as of September 30, 2019, and $1.0 million of finance income for fiscal 2019 originating and being serviced overseas.

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

Our objective is to maximize our return on investment in acquired consumer receivable portfolios. As a result, before acquiring a portfolio, we analyze the portfolio to determine how to best maximize collections in a cost-efficient manner.

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

When we outsource the servicing of receivables, our management typically determines the appropriate third-party collection agencies and attorneys based on the type of receivables purchased. Once a group of receivables is sent to third-party collection agencies and attorneys, our management actively monitors and reviews the third-party collection agencies’ and attorneys’ performance on an ongoing basis. Based on portfolio performance considerations, our management may move certain receivables from one third-party collection agency or attorney to another. Our internal collection unit, which currently employs collection-related staff and senior management, assists us in benchmarking our third-party collection agencies and attorneys, and provides us with flexibility for servicing a portion of our consumer receivable portfolios in-house.

Personal Injury Claims

Simia and Sylvave are not funding any new advances, but remain in business to liquidate their existing personal injury claim advance portfolios. Arthur Funding relies on generating business from attorneys.

Social Security Disability Advocacy

GAR Disability Advocates and Five Star provide their social security disability advocacy services throughout the United States. GAR Disability Advocates relies upon search engine optimization (“SEO”) to bring awareness to it’s intended market.

Industry Overview

Consumer Receivables

The purchasing, servicing and collection of distressed charged-off consumer receivables is an industry that is driven by:

•	increasing levels of consumer debt;
•	increasing defaults of the underlying receivables; and
•	increasing utilization of third-party providers to collect such receivables.

Personal Injury Claims

The funding of non-recourse personal injury claims is driven by the growth of the market for financing personal injury claims. Individuals with personal injury claims incur current cash obligations which will not be recouped until insurance settlements are paid, or adjudicated in favor of the plaintiff, if at all. These funding contracts require a lien on the proceeds of either the settlement or the favorable resolution. The demand for providing financing to individuals in need of short-term funds pending insurance settlements of their personal injury claims is driven by the long periods of time taken by the insurance industry to settle and pay such claims, primarily due to lengthy litigation and the court process.

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

Personal Injury Claims

Arthur Funding relies on developing new and existing relationships with attorneys.

Social Security Disability Advocacy

In fiscal year 2019, GAR Disability Advocates and Five Star continue to assist claimants in securing disability benefits from the Social Security Administration and Department of Veterans Affairs.

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

Additionally, the Accounting Department and management review the results of the collection of consumer receivable portfolios that are being serviced by third-party collection agencies and attorneys. The Accounting and Finance Department also participates in the internal auditing and consolidation of all business segments.

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

 Social Security Disability Advocacy

GAR Disability Advocates and Five Star consist of the following departments:

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

Marketing

Consumer Receivables

The Company did not make any consumer debt purchases in fiscal year 2019. We have expanded relationships with credit providers internationally. We are working to expand our name recognition internationally by attending international conferences, utilizing email solicitations and attending face-to-face bank meetings.

Personal Injury Claims

Arthur Funding relies on internal sales, underwriting and attorneys to enhance our presence in the market.

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

Personal Injury Claims

Arthur Funding will be dependent on its website to maintain and increase its business and, therefore, must remain current in its technology.

Social Security Disability Advocacy

GAR Disability and Five Star rely on substantial use of SEO and, therefore, endeavor to remain current technologically.

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

Several federal, state and local laws, rules, regulations and ordinances, including, but not limited to, the Fair Debt Collection Practices Act (“FDCPA”) and the Federal Trade Commission Act and comparable state statutes, regulate consumer debt collection activity. Although, for a variety of reasons, we may not be specifically subject to the FDCPA or certain state statutes that govern third-party debt collectors, it is our policy to comply with laws in our collection activities. Additionally, our third-party collection agencies and attorneys may be subject to these laws. To the extent that some or all of these laws apply to our collection activities or our third-party collection agencies’ and attorneys’ collection activities, failure to comply with such laws could have a material adverse effect on the business, results of operations, cash flows or financial condition.

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

There are significant corporate governance and executive compensation-related provisions in the Dodd Frank Wall Street Reform and Provision Act (“Dodd-Frank Act”) that required the Securities and Exchange Commission (“SEC”) to adopt additional rules and regulations in areas such as corporate governance, and executive compensation. Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. We are subject to changing rules and regulations of federal and state governments, the Public Company Accounting Oversight Board (“PCAOB”), the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the NASDAQ Global Market, all of which have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress.

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

As a company that engages in debt collection, we need to understand the oversight that the CFPB brings. Preparing for a CFPB audit will cost time and money. Additionally, the CFPB has the power to bring an enforcement action or cause a required settlement. In addition, the amount of privileged and confidential information the CFPB could release, can lead to private lawsuits, including class actions, as well as other state and federal agency oversight.

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

The Dodd-Frank Act authorized the CFPB to prescribe rules interpreting the FDCPA. On November 12, 2013, the CFPB signaled its intention to promulgate substantive rules under the FDCPA by publishing an Advance Notice of Proposed Rulemaking (ANPR) with regard to debt collection practices. The ANPR requested comments with regard to a wide array of issues relating to debt collection. On May 7, 2019, the CFPB published its proposed rule. The CFPB Director described the rule as an effort to “modernize the legal regime for debt collection” and ensure “clear rules of the road where consumers know their rights and debt collectors know their limitations.” Among other things, the proposed rule would:

●	limit debt collectors to no more than seven attempts by telephone per week to reach a consumer about a specific debt;

●

require debt collectors to send consumers a disclosure with certain information about the debt and related consumer protections within five days of the initial communication, including an itemization of the debt and plain-language information about how a consumer may respond to a collection attempt along with a “tear-off” that consumers could use to respond to the collection attempt;

●	prohibit debt collectors from suing or threatening to sue a consumer to collect a time-barred debt;

●	clarify how debt collectors may use technologies (developed after the FDCPA’s enactment in 1977), such as voicemail, email and text messages, to communicate with consumers; and

●	prohibit debt collectors from furnishing information about a debt to a consumer reporting agency unless the debt collector has communicated with the consumer about the debt.

The comment period on the proposed rule ended on September 18, 2019.

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

Employees

As of September 30, 2019, we had a total of 56 full-time employees. We are not a party to any collective bargaining agreements.

Additional Information

Our web address is http://www.astafunding.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, amendments thereto, and other SEC reports are available on our website as soon as reasonably practical after filing electronically with the SEC. No part of our website is incorporated by reference into this report.

Item 1A.	Risk Factors.

Note Regarding Risk Factors

You should carefully consider the risk factors below as well as risks identified throughout this Annual Report on Form 10-K and our other filings with the SEC in evaluating us. In addition to the following identified risks, there may also be risks that we do not yet know of or that we currently think are immaterial that may also impair our business operations. If any of the following risks occur, or if risks that we do not yet know or that we currently think are minor occur, our business, results of operations, cash flows or financial condition could be adversely affected, the trading price of our common stock could decline and stockholders might lose all or part of their investment. The risk factors presented below are those which we currently consider material. However, they are not the only risks facing our company. Additional risks not presently known to us, or which we currently consider immaterial, may also adversely affect us. There may be risks that a particular investor views differently from us, and our analysis might be wrong. If any of the risks that we face actually occur, our business, financial condition, cash flows and operating results could be materially adversely affected and could differ materially from any possible results suggested by any forward-looking statements that we have made or might make. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. Except as required by law, we expressly disclaim any obligation to update or revise any forward-looking statements.

We have concluded that there are material weaknesses in our internal control over financial reporting, which if not remediated, could materially adversely affected our ability to timely and accurately report our results of operations and financial condition. These material weaknesses have not been fully remediated as of the filing date of this Form 10-K and we cannot assure you that other material weaknesses will not be identified in the future. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.

As described in “Part II, Item 9A - Controls and Procedures,” of this Form 10-K we have concluded that there are material weaknesses in our internal control over financial reporting and that our disclosure controls and procedures are ineffective as of September 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information.

As further described in Part II, Item 9A in this Annual Report on Form 10-K, we are taking specific steps to remediate the material weaknesses that we identified by implementing and enhancing our control procedures. These material weaknesses will not be remediated until all necessary internal controls have been implemented, tested and determined to be operating effectively. In addition, we may need to take additional measures to address the material weaknesses or modify the planned remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weaknesses will not result in a material misstatement of our consolidated financial statements.

Moreover, other material weaknesses or deficiencies may develop or be identified in the future. If we are unable to correct material weaknesses or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and otherwise materially and adversely impact our business and financial condition.

Government regulations may limit our ability to recover and enforce the collection of our receivables.

Federal, state and local laws, rules, regulations and ordinances may limit our ability to recover and enforce our rights with respect to the receivables acquired by us. These laws include, but are not limited to, the following federal statutes and regulations promulgated thereunder and comparable statutes in states and foreign jurisdictions, such as Colombia and Peru, where consumers reside and/or where creditors are located:

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

  Changes in laws and governmental regulations could increase our costs and liabilities or impact our operations.

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

The CFPB has rulemaking authority with respect to significant federal statutes that impact the debt collection industry, including the Federal Debt Collection Practices Act ("FDCPA"), the Fair Credit Reporting Act ("FCRA"), and Section 5 of the Federal Trade Commission ("FTC Act"), which prohibits unfair or deceptive acts or practices. As a result, the CFPB has the authority to adopt regulations that interpret the FDCPA, and the FTC Act, potentially describing specified acts and practices as being "unfair," "deceptive" or "abusive," impacting the manner in which we conduct our debt collection business.

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

We may become subject to additional costs or liabilities in the future resulting from our own or our vendors' supervision or examination by the CFPB, or by changes in, or additions to, laws and regulations that could adversely affect our results of operations and financial condition. Further, we cannot definitively predict the scope and substance of any such laws or regulations ultimately adopted by the CFPB related to our activities and the exact efforts required by us to comply therewith, nor can we have any way to know with certainty the ultimate impact on our business, results of operations, cash flows, and financial condition that such regulations may have.

Investigations or enforcement actions by governmental authorities may result in changes to our business practices; negatively impact our receivables portfolio purchasing volume; make collection of receivables more difficult or expose us to the risk of fines, penalties, restitution payments and litigation .

Our business practices are subject to review from time to time by various governmental authorities and regulators, including the Consumer Financial Protection Bureau ("CFPB"), which may commence investigations or enforcement actions or reviews targeted at businesses in the financial services industry. These reviews may involve governmental authority consideration of individual consumer complaints, or could involve a broader review of our debt collection policies and practices. Such investigations could lead to assertions by governmental authorities that we are not complying with applicable laws or regulations. In such circumstances, authorities may request or seek to impose a range of remedies that could involve potential compensatory or punitive damage claims, fines, restitution payments, sanctions or injunctive relief, that if agreed to or granted, could require us to make payments or incur other expenditures that could have an adverse effect on our financial position. Government authorities could also request or seek to require us to cease certain of our practices or institute new practices.

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

Our success in the consumer receivables business segment depends upon the continued availability of consumer receivable portfolios that meet our purchasing criteria and our ability to identify and finance the purchases of such portfolios. The availability of consumer receivable portfolios at favorable prices and on terms acceptable to us, if at all, depends on a number of factors outside of our control, including:

•	the growth in consumer debt;

•	the volume of consumer receivable portfolios available for sale;

•	availability of financing to fund purchases;

•	competitive factors affecting potential purchasers and sellers of consumer receivable portfolios;

•	possible future changes in the bankruptcy laws, state laws and homestead acts which could make it more difficult for us to collect, and

•	The foreign exchange rate changes of the countries in which we do business.

There is no assurance that we will realize the full value of the deferred tax asset.

As of September 30, 2019, we had a net deferred tax asset of $9.6 million. Our ability to use our deferred tax asset is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. Some or all of our deferred tax asset could expire unused if we are unable to generate taxable income in the future sufficient to utilize the deferred tax asset, or we enter into transactions that limit our right to use it. If a material portion of our deferred tax asset expires unused, it could have a material adverse effect on our future business, results of operations, financial condition and the value of our common stock. Our ability to realize the deferred tax asset is periodically reviewed and any necessary valuation allowance is adjusted accordingly.

Additionally, on December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction had a significant impact on our provisions for income taxes for periods beginning after September 30, 2017, including a one-time impact resulting from the revaluation of our deferred tax assets and liabilities to reflect the new lower rate. Our assessment of the Act resulted in a one-time charge to income taxes of approximately $3.7 million for the year ended September 30, 2018.

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

At September 30, 2019, approximately 28% of our portfolio face value, which represents approximately 86% of our portfolio face value at all third-party collection agencies and attorneys, is serviced by four organizations domestically and one organization internationally. We are dependent upon the efforts of these collection agencies and attorneys to service and collect our consumer receivables. Any failure by our third-party collection agencies and attorneys to adequately perform collection services for us or remit such collections to us could materially reduce our finance income and our profitability. In addition, our finance income and profitability could be materially adversely affected if we are not able to secure replacement third party collection agencies and attorneys and redirect payments from the customers to our new third party collection agencies and attorneys promptly in the event our agreements with our third-party collection agencies and attorneys are terminated, our third-party collection agencies and attorneys fail to adequately perform their obligations or if our relationships with such third-party collection agencies and attorneys adversely change.

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

We rely on our third-party collectors to comply with all rules and regulations and maintain proper internal controls over their accounting and operations.

Because the receivables were originated and serviced pursuant to a variety of federal and/or state laws by a variety of entities and involved consumers in all 50 states, the District of Columbia, Puerto Rico, Columbia and Peru, there can be no assurance that all original servicing entities have, at all times, been in substantial compliance with applicable laws. Additionally, there can be no assurance that we or our third-party collection agencies and attorneys have been or will continue to be at all times in substantial compliance with applicable laws. The failure to comply with applicable laws and not maintain proper controls in accounting and operations could materially adversely affect our ability to collect our receivables and could subject us to increased costs, fines and penalties.

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

Risks of the litigation funding business include the potential regulation or limitation of interest rates and other fees advanced by our litigation funding subsidiaries under federal and/or state regulation, a change in statutory or case law which limits or restricts the ability of our litigation funding subsidiaries to charge or collect fees and interest at anticipated levels, claimants being unsuccessful in whole or in part in the personal injury claims or divorce settlement upon which our funds are provided, the continued services of the senior management of our litigation funding subsidiaries to source and analyze cases in accordance with the subsidiaries’ respective underwriting guidelines. In addition, negative press regarding the litigation funding business could trigger challenges to funding contracts, have an adverse impact on our reputation, or harm our ability to conduct business with industry participants.

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

Members of the Stern family own directly or indirectly, approximately 62% of our outstanding shares of common stock as of September 30, 2019. Through January 6, 2019, the Stern family, in conjunction with a voting agreement signed with an activist shareholder in January 2017; was limited to voting up to 49% of the outstanding shares. As a result, the Stern family is able to significantly influence the actions that require stockholder approval, including:

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

On October 30, 2019, Gary M. Stern submitted a non-binding proposal (the “Proposal”) to acquire all of the outstanding shares of common stock. The Board of Directors is evaluating whether the acceptance of the Proposal is in the best interest of the Company and our shareholders. We are uncertain as to what impact the potential transaction by Mr. Stern or any other particular strategic alternative will have on our operating results, our stock price and our business if accomplished or whether any transaction will even occur. There can be no assurance that the review of the Proposal will result in any agreements or transactions. Other uncertainties and risks relating to our review of the Proposal include:

•	the review of the Proposal may disrupt our operations, affect morale and distract management which could have a material adverse effect on our operating results;

•	perceived uncertainties as to our future could have a negative impact on our relationships with customers and may result in the loss of business opportunities;

•	perceived uncertainties as to our future may result in increased difficulties in recruiting and retaining employees, particularly highly qualified employees; and

•	the process of reviewing the Proposal may be more time consuming and expensive than we currently anticipate.

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

If we are unable to secure our customers’ confidential information or other private data relating to our employees or our Company, we could be subject to negative publicity, costly government enforcement actions or private litigation, which could damage our business reputation and adversely affect our financial results.

As with other companies, we are periodically subject to cyberattacks. Cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals (including criminal hackers, hacktivists, state-sponsored institutions, terrorist organizations and individuals or groups participating in organized crime) with a wide range of expertise and motives (including monetization of corporate, payment or other internal or personal data, theft of trade secrets and intellectual property for competitive advantage and leverage for political, social, economic and environmental reasons). Such cyberattacks and cyber incidents can take many forms including cyber extortion, denial of service, social engineering, such as impersonation attempts to fraudulently induce employees or others to disclose information or unwittingly provide access to systems or data, introduction of viruses or malware, such as ransomware through phishing emails, website defacement or theft of passwords and other credentials. Although we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents, no cyberattack or other cyber incident has, to our knowledge, had a material adverse effect on our business, financial condition or results of operations to date.

The protection of our customer, employee and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements that affect our business. In addition, customers have a high expectation that we will adequately protect their personal information from cyberattack or other security breaches. We have procedures and technology in place designed to safeguard our customers’ personal information, our employees’ private data and company records, intellectual property and other confidential information, and we continue to devote significant resources to network security, backup and disaster recovery, and other security measures, including training, to protect our systems and data. Nevertheless, these security measures cannot provide absolute security or guarantee that we will be successful in preventing or responding to every such breach or disruption, including through the intentional or negligent actions of our employees, business associates or third parties. As a result, unauthorized parties may obtain access to our data systems and misappropriate customer data and company confidential information.

There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other developments will prevent the compromise of our customer transaction processing capabilities and personal data. Furthermore, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If any such compromise of our security or the security of information residing with our business associates or third parties were to occur, we could be exposed to negative publicity, government enforcement actions, card issuer fines and/or penalties, private litigation or costly response measures. In addition, our reputation within the business community and with our customers may be affected. This could cause us to lose market share to our competitors and could have an adverse effect on our financial results.

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

Sales of a substantial number of shares of our common stock in the public market could cause a decrease in the market price of our common stock. We had 6,567,765 shares of common stock issued and outstanding as of December 16, 2019. Of these shares, 4,068,411 are owned by affiliates of the company, which are defined as in Rule 405 under the Act as a “person that directly, or indirectly through one or more intermediaries, controls, is controlled by, or is under common control with,” an issuer. In addition, options to purchase 722,567 shares of our common stock were outstanding as of September 30, 2019, of which 722,567 were exercisable. We may also issue additional shares in connection with our business and may grant additional stock options or restricted shares to our employees, officers, directors and consultants under our present or future equity compensation plans or we may issue warrants to third parties outside of such plans. As of September 30, 2019, there were 1,328,243 shares available for such purpose with such shares available under the 2012 Stock Option and Performance Award Plan. If a significant portion of these shares were sold in the public market, the market value of our common stock could be adversely affected.

We have the ability to issue preferred shares, warrants, convertible debt and other securities without stockholder approval, which could dilute the relative ownership interest of current stockholders and adversely affect our share price.

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

Our primary exposure to movements in foreign currency exchange rates relates to non- U.S. dollar denominated revenues and operating expenses worldwide. The Company does not use derivative instruments, such as foreign currency forward and option contracts, to hedge certain exposures to fluctuations in foreign currency exchange rates.

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

Our office in Fort Lee, New Jersey occupies approximately 4,948 square feet of general office space. The lease expires on March 31, 2023.

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

On November 7, 2019, a shareholder of the Company filed a verified shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain current and former officers and directors of the Company, and named the Company as a nominal defendant, alleging that certain actions taken by management constituted a violation of fiduciary duty to the Company.  The Company believes the lawsuit is without merit and intends to vigorously defend the matter.

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

Market for Our Common Stock

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “ASFI.” High and low sales prices of our common stock as reported by NASDAQ are set forth below for the periods indicated (such quotations reflect inter-dealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions):

	High	Low
Fiscal Year 2018
October 1, 2017 to December 31, 2017	$8.45	$7.05
January 1, 2018 to March 31, 2018	11.50	3.55
April 1, 2018 to June 30, 2018	4.05	3.25
July 1, 2018 to September 30, 2018	4.75	2.80
Fiscal Year 2019
October 1, 2018 to December 31, 2018	$4.50	$3.46
January 1, 2019 to March 31, 2019	5.22	4.04
April 1, 2019 to June 30, 2019	7.44	4.40
July 1, 2019 to September 30, 2019	8.71	6.70

Dividends

Future dividend payments will be at the discretion of our Board of Directors and will depend upon our financial condition, operating results, capital requirements and any other factors our board of directors deems relevant. In addition, agreements with potential lenders may, from time to time, restrict our ability to pay dividends. Currently there are no restrictions in place and the Company has no debt outstanding as of September 30, 2019. On February 5, 2018, we declared a special cash dividend in the amount of $5.30 per share with respect to our common stock, which was paid on February 28, 2018 to holders of record at the close of business on February 16, 2018. The aggregate payment to shareholders was approximately $35.4 million.

Holders of Our Common Stock

On September 30, 2019, there were 17 holders of record of our common stock.

 Issuer Purchases of Equity Securities

The Company repurchased 38,150 shares of its common stock during the three months ended September 30, 2019.

On May 17, 2019, the Board of Directors approved the repurchase of up to $10.5 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was effective through August 17, 2019. During the year ended September 30, 2019, the Company purchased 117,650 shares pursuant to the terms of the Shares Repurchase Plan.

The following table contains information about purchases by us of our common stock during the year ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans
April 1- 30, 2019	-	$-	-	$-
May 1- 31, 2019	11,700	$7.05	11,700	$10,417,246
June 1- 30, 2019	67,800	$7.02	67,800	$9,939,750
July 1- 31, 2019	29,600	$7.39	29,600	$9,720,516
August 1- 17, 2019	8,550	$7.48	8,550	$9,656,380
Year ended September 30, 2019	117,650	$7.15	117,650	$-

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Caution Regarding Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption “Risk Factors” contained in this report and elsewhere herein. The following should be read in conjunction with our annual consolidated financial statements contained in Item 8 in this report.

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

On November 11, 2016, we formed Simia, a wholly owned subsidiary. Simia commenced funding personal injury settlement claims in January 2017. Simia was formed in response to our decision not to renew our joint venture with PLF. As of September 30, 2019, Sylvave’s net investment in personal injury claim advances were approximately $3.7 million, and Simia's personal injury claim advances were approximately $1.3 million.

The Company formed a new wholly owned subsidiary, Arthur Funding, on March 16, 2018 to continue in the personal injury claims funding business. Arthur Funding commenced funding personal injury settlement claims in May 2019. As of September 30, 2019, Arthur Funding’s net investment in personal injury claim advances were approximately $0.2 million.

Divorce Funding

In February 2018, the Company filed a lawsuit against BP Divorce Funding and its principal for, among other things, breach of contract arising from the default. In May 2019, the Company entered into a settlement agreement and mutual release with BP Divorce Funding and its principal. Under the terms of the settlement, BP Divorce Funding’s principal is required to make periodic payments to the Company such that the outstanding balance of the loan will be repaid on or before January 21, 2022. The settlement calls for a balloon payment on or before January 21, 2022 of the then-outstanding balance of the loan, which is currently estimated to be approximately $900,000. The first payment of $25,000 was made on or about May 21, 2019. If any payment is not made in a timely manner, BP Divorce Funding’s principal may be declared in default of the settlement agreement.

Social Security Disability Advocacy Business

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtain and represent individuals throughout the United States in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans benefits with the Department of Veterans Affairs.

Structured Settlement Business - Discontinued Operations

On December 13, 2017, we sold all of our issued and outstanding equity capital in CBC Settlement Funding, LLC (“CBC”), our wholly owned subsidiary engaged in structured settlements. As a result of this sale, all periods presented in our consolidated financial statements accounted for CBC as a discontinued operation. This determination resulted in the reclassification of the historical assets and liabilities comprising our structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented. As of September 30, 2018, the Company had no assets or liabilities related to discontinued operations. Total revenues for the year ended September 30, 2018 was $2.2 million.

 Critical Accounting Policies

The Company may account for its investments in consumer receivable portfolios, using either:

•	the interest method; or

•	the cost recovery method.

      Consumer Receivables

Prior to October 1, 2013 the Company accounted for certain of its investments in Consumer receivables using the interest method in accordance with the guidance of Accounting Standards Codification (“ASC”) ASC 310 - 30. Under the guidance of ASC 310 - 30, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Effective October 1, 2013, due to the substantial reduction of portfolios reported under the interest method, and the ability to reasonably estimate cash collections required to account for those portfolios under the interest method, the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

Personal Injury

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

Social Security Disability Advocacy

     The Company recognizes revenue for GAR Disability Advocates when cases close and fees are collected or when the Company receives a notice of award from the Social Security Administration that stipulates the amount of fee approved by the SSA to be paid to the Company.

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

Results of Operations

 The following discussion of our operations and financial condition should be read in conjunction with our financial statements and notes thereto included in Item 8 in this report.

	Years Ended September 30,
	2019	2018
Finance income, net	$14,050,000	$15,863,000
Personal injury claim income (1)	2,202,000	1,084,000
Disability fee income	4,861,000	4,598,000

Total revenues	21,113,000	21,545,000

Gain on settlements	596,000	4,044,000
Interest and dividend income	1,593,000	475,000
Other income, net	142,000	4,000

	23,444,000	26,068,000

General and administrative expenses	13,378,000	15,429,000
Loss on acquisition of minority interest	––	1,420,000
Interest expense	––	20,000
Impairments of consumer receivables acquired for liquidation	225,000	310,000
Earnings from equity method investment (2)	87,000	(750,000)

	13,690,000	16,429,000

Income before income taxes from continuing operations	9,754,000	9,639,000
Income tax expense	2,579,000	4,969,000

Income (loss) from continuing operations	7,175,000	4,670,000
(Loss) from discontinued operations, net of tax	––	(80,000)

Net income attributable to Asta Funding, Inc.	$7,175,000	$4,590,000

(1) This line item is comprised of the personal injury claims revenue from Simia, Sylvave and Arthur Funding.

(2) This line item is comprised of the net earnings from Pegasus from October 1, 2017 to January 11, 2018 and Serlefin Peru.

  Year Ended September 30, 2019 Compared to the Year Ended September 30, 2018

Finance income.  For the fiscal year ended September 30, 2019 (“fiscal year 2019”), finance income from consumer receivables decreased $1.8 million, or 11.4% to $14.1 million, as the Company has continued to collect on its existing cost recovered consumer receivable portfolios. During fiscal year 2019 and 2018, the Company did not purchase any portfolios.

Net collections decreased $2.9 million, or 15.1%, to $15.7 million for fiscal year 2019 from $18.6 million for fiscal year 2018. During fiscal year 2019, gross collections decreased 12.1% to $31.2 million from $35.5 million for fiscal year 2018, reflecting the lower level of purchases over the last few years. Commissions and fees associated with gross collections from our third party collection agencies and attorneys decreased $1.5 million, from $17.0 million to $15.5 million, or 8.7% for fiscal year 2019, as compared with the same period in the prior year and averaged 49.6% of collections for fiscal year 2019 as compared with 47.8% in the same prior year period.

For the year ended September 30, 2019 and 2018, approximately 89.2% and 85.5% of collections were recognized in finance income, respectively. The increased percentage in 2019, is the result of consumer portfolio's becoming fully recovered in the current year.

Personal Injury Claims income. Personal injury claims income increased 103.1% or $1.1 million to $2.2 million in fiscal year 2019, compared to $1.1 million in fiscal year 2018 as a result of the acquisition of the remaining 20% interest in Sylvave now being consolidated in our financial statements.

Disability Fee income. Disability fee income increased 5.7% or $0.3 million to $4.9 million in fiscal year 2019, compared to $4.6 million in fiscal year 2018 as a result of increase in disability claimants cases being settled in the current year, translating into an increase in closed cases.

Gain on settlements. For the year ended September 30, 2019, the Company recorded gains on settlements of $0.6 million associated with prior overcharges billed to the Company by a third-party servicer in excess of contractually permitted amounts, a bankruptcy settlement from a previous third party service provider, a gain on settlement associated with Balance Point Divorce Funding and Stacey Napp and a gain on settlement associated with a complaint against a former employee. For the year ended September 30, 2018, the Company recorded a gain on settlements of $4.0 million. The settlements during the fiscal year 2018 were for $3.4 million and $0.6 million from a third-party servicer and a third-party financial institution, respectively.

Interest and dividend income. For the year ended September 30, 2019, interest and dividend income was $1.6 million compared with $0.5 million in fiscal 2018.  The increase was primarily due to higher balances in U.S. Treasuries, Unifund settlement interest, notes receivable interest and interest received from a tax refund.

Other income. The following table summarizes other income for the years ended September 30, 2019 and 2018:

	2019	2018
Realized gain	$25,000	$–
Unrealized gain	57,000	–
Other	60,000	4,000

	$142,000	$4,000

General and administrative expenses. For fiscal year 2019, general and administrative expenses decreased $2.0 million, or 13.3%, to $13.4 million from $15.4 million for the prior year. The decrease in general and administrative expenses is related to decreases in bad debt expenses of $0.9 million, professional fees of $1.4 million, and other taxes of $0.3 million partially offset by increases in collection expenses of $0.4 million and unfavorable foreign exchange translation adjustment of $0.2 million.

Loss on acquisition of minority interest. For the year ended September 30, 2018, the Company recognized a loss on acquisition of minority interest of $1.4 million on the acquisition of the 20% minority interest in Pegasus, purchased by the Company, which was previously owned by Pegasus Legal Funding. No such losses were incurred in the current period.

Impairments. For fiscal year 2019, the Company recorded an impairment of $0.2 million of its consumer receivable portfolio, compared to $0.3 million for fiscal year 2018. For the year ended September 30, 2019, the Company impaired one domestic and two international portfolios which resulted in a charge to expense of $0.1 million and $0.1 million, respectively. For the year ended September 30, 2018, the Company impaired one domestic and two international portfolios which resulted in a charge to expense of $0.1 million and $0.2 million, respectively.

Earnings from equity method investment. For the fiscal year 2019, earnings from equity method investment decreased $0.8 million to a loss of $0.1 million, compared to earnings from equity method investment of $0.7 million for fiscal year 2018, primarily due to acquisition of the remaining 20% of the non-controlling interest on January 12, 2018, no current year fundings and subsequent income being recorded as part of our personal injury claims income from Sylvave, Simia and Arthur Funding in the consolidated statement of operations. The loss from the equity method investment in the current year is related to the Company’s joint venture with Serlefin Peru.

Segment profit - Consumer Receivables. Segment profit decreased $5.4 million, to $12.4 million for fiscal year 2019, as compared with $17.8 million for fiscal year 2018, primarily due to decreased revenue of $1.8 million, decreased settlement income of $3.2 million, an increase in collection expenses $0.3 million, and an unfavorable foreign exchange loss of $0.2 million partially offset by a decrease in impairment charges of $0.1 million.

Segment profit - Social Security Disability Advocacy. Segment profit increased $0.4 million to $1.5 million for fiscal year 2019, compared to a segment profit of $1.1 million for fiscal year 2018, as a result of increased revenues of $0.3 million, decrease in professional fees of $0.2 million, and decreases in payroll related expenses of $0.1 million, partially offset by an increase in advertising expenses $0.2 million.

Income tax expense. Income tax expense of $2.6 million was recorded for fiscal year 2019, consisting of a $3.0 million current income tax expense and a $0.4 million deferred income tax benefit. Income tax expense of $5.0 million was recorded for fiscal year 2018, consisting of a $3.7 million current income tax expense and a $1.2 million deferred income tax expense. The tax benefit on discontinued operations was $44,000 and there was income tax expense of $5.0 million on continuing operations.

Discontinued operations. Loss from discontinued operations, net of tax, was $0.1 million in fiscal year 2018 due to the sale of CBC during the first quarter of the prior fiscal year.

Net income. As a result of the above, the Company had net income of $7.2 million for fiscal year 2019, compared to net income of $4.6 million for fiscal year 2018.

Liquidity and Capital Resources

At September 30, 2019, the Company had $4.3 million in cash and cash equivalents, as well as $64.3 million in investments in debt and equity securities on hand and no debt.  In addition, the Company had $89.2 million in stockholders’ equity at September 30, 2019.

Our primary source of cash from operations is collections on the receivable portfolios that we have acquired, the funds generated from our personal injury claim portfolios and the fees received from our disability advocacy business. Our primary uses of cash include costs involved in the collection of consumer receivables, the liquidation of our personal injury portfolio, and the costs to run our disability advocacy business.

Receivables Financing Agreement

In March 2007, Palisades XVI borrowed approximately $227 million under the Receivables Financing Agreement, as amended in July 2007, December 2007, May 2008, February 2009, October 2010 and August 2013 from the Bank of Montreal (“BMO”), in order to finance the Great Seneca Portfolio Purchase (the “Portfolio Purchase”) which had a purchase price of $300 million. The original term of the agreement was three years. This term was extended by each of the Second, Third, Fourth, Fifth Amendments and the most recent agreement signed in August 2013, discussed below.

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

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, the Company received the balance of the $16.9 million, and, as of September 30, 2019 and 2018, the Company recorded a liability to BMO of approximately $22,000 and $117,000, respectively. The funds were subsequently remitted to BMO on October 10, 2019 and 2018, respectively. The liability to BMO is recorded when actual collections are received.

With the payment of the Remaining Amount and upon completion of the documents granting the Palisades XVI Income Interest, including a written confirmation from BMO that the obligation has been paid in full, Palisades XVI has been released from further debt obligations from the RFA.

Cash Flow

As of September 30, 2019, our cash and cash equivalents decreased $2.0 million to $4.3 million, from $6.3 million at September 30, 2018.

Net cash provided by operating activities was $11.3 million during the fiscal year ended September 30, 2019, as compared with $4.0 million provided by operating activities for the fiscal year ended September 30, 2018. The increase in cash provided by operating activities was primarily due to changes in net income of $2.6 million, receipt of income tax carryback claim of $7.9 million, change in income tax receivable of ($6.5) million, income taxes payable of $0.6 million, and settlement receivable of $3.9 million. Net cash used in investing activities was $12.6 million during the fiscal year ended September 30, 2019, as compared with $18.5 million provided by investing activities during the fiscal year ended September 30, 2018. The decrease in cash provided by investing activities was primarily due to higher purchases of equity securities and available-for-sale debt securities during the current fiscal year. Net cash used in financing activities was $0.8 million during the fiscal year ended September 30, 2019, as compared with net cash used in financing activities of $33.6 million during the fiscal year ended September 30, 2018. The decrease in cash used in financing activities during the current year was primarily due to payment of a special dividend in the prior fiscal year, partially offset by purchase of treasury stock in the current fiscal year.

Our cash requirements have been and will continue to be significant to operate our various lines of business. Significant requirements include costs involved in the collections of consumer receivables, investment in consumer receivable portfolios, investment in personal injury claims and the operating expenses of disability advocacy segment. In addition, dividends could be paid if and when approved by the Board of Directors. Acquisitions recently have been financed through cash flows from operating activities. We believe we will not be dependent on a credit facility in the short-term to fund operations, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business.

We believe our available cash resources and expected cash flows from operations will be sufficient to fund operations for the next twelve months. We do not expect to incur any material capital operating expenditures during the next twelve months.

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities. The outcome of any future transaction(s) is subject to market conditions. In addition, due to these potential opportunities, we continue to maintain relationships with banking organizations and other financial intermediaries on possible loan facility financing.

Shares Repurchase Plan

On May 17, 2019, the Board of Directors approved the repurchase of up to $10.5 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was effective through August 17, 2019. During the year ended September 30, 2019, the Company purchased 117,650 shares pursuant to the terms of the Shares Repurchase Plan.

The following table contains information about purchases by us of our common stock during the year ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans
April 1- 30, 2019	-	$-	-	$-
May 1- 31, 2019	11,700	$7.05	11,700	$10,417,246
June 1- 30, 2019	67,800	$7.02	67,800	$9,939,750
July 1- 31, 2019	29,600	$7.39	29,600	$9,720,516
August 1- 17, 2019	8,550	$7.48	8,550	$9,656,380
Year ended September 30, 2019	117,650	$7.15	117,650	$-

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements other than lease commitments.

Recent Accounting Pronouncements

Adopted During the Year Ended September 30, 2019

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

The most significant impact of ASC 606 relates to our accounting for revenue associated with disability claimants’ contracts. Previously we recognized disability fee income when the disability claimants’ cases closed with the social security administration and the applicable fees were collected. Under the new guidance we determined that the various advocacy services, performed on behalf of a claimant, constitute one performance obligation as they represent an integrated set of services designed to provide a claimant with a successful award. It was also determined that the benefit of these services is conveyed to the claimant at the point in time that the award is determined to be successful. In addition, we have made estimates of variable consideration under the expected value method. Therefore, for these arrangements, we will recognize revenue when each case is closed, when cash is received or when we receive a notice of award, stipulating our fees earned on each case directly from the social security administration or Department of Veterans Affairs.

The primary impact of adopting the new standard results in acceleration of revenues for the aforementioned contractual arrangements, which relate to the social security disability advocacy segment. Disability fee income represents approximately 23.0% and 21.3% of total consolidated revenues for the years ended September 30, 2019 and 2018, respectively.

The following line items in our consolidated statement of operations and comprehensive income for the current year and consolidated balance sheet as of September 30, 2019 have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in effect:

Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended September 30, 2019:	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Disability fee income	$4,861,000	$4,848,000	$13,000

Income from continuing operations before income tax	$9,754,000	$9,741,000	$13,000

	As of September 30, 2019
Consolidated Balance Sheet	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Asset
Accounts receivable, net	$266,000	$-	$266,000

Stockholders' equity
Retained earnings	$88,172,000	$87,919,000	$253,000	(1)

(1) Does not include the tax impact of $80,000

On October 1, 2018, we adopted FASB Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provision of this guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net earnings; separate presentation in other comprehensive income for changes in fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk; and changes in disclosures associated with the fair value of financial instruments. Upon adoption of this ASU, our investments in equity securities are no longer classified as available for sale, and changes in fair value are reflected in other income, net on our consolidated statement of operations. In conjunction with this adoption we recorded a cumulative effect adjustment with a decrease to opening retained earnings of $10,000 and an increase to opening accumulated other comprehensive income of $10,000, net of tax benefit of $5,000.

In August 2016 the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  This ASU made eight targeted changes as to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2017. Early adoption was permitted. The new standard required adoption on a retrospective basis unless it was impracticable to apply, in which case the Company would have been required to apply the amendments prospectively as of the earliest date practicable. Our adoption of the ASU did not have a material effect on the Company’s consolidated statements of cash flows.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2018-01. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard becomes effective for the Company in fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted. The Company believes that the adoption of this ASU will not have a material impact on its consolidated financial statements. The Company will adopt the new accounting standard using the modified retrospective transition option on adoption on October 1, 2019. While we are continuing to assess all impacts of the standard, we anticipate this standard will have an immaterial impact to our consolidated balance sheet. Upon adoption, we expect to record additional lease liabilities of approximately $636,000 attributable to our operating leases based on the present value of the remaining minimum lease payments with an increase to right-of-use assets of approximately $636,000. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this update will be effective for interim periods and annual periods beginning after December 15, 2022. Upon adoption, the Company will accelerate the recording of its credit losses and is continuing to assess the impact on its consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 will be effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the material weaknesses in internal control over financial reporting, which are described below under “Management’s Annual Report on Internal Control Over Financial Reporting.”

As a result of the material weaknesses identified, we performed additional analysis, substantive testing and other post-closing procedures intended to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP.  Accordingly, management believes that the consolidated financial statements and related notes thereto included in its annual report on Form 10-K fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (c) provide reasonable assurance that our receipts and expenditures are being made only in accordance with appropriate authorization of our management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of our internal control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”) in Internal Control - Integrated Framework, issued in 2013. Based on this assessment, and based on the criteria in COSO 2013, management concluded that, as of September 30, 2019, our internal control over financial reporting was not effective, as management identified deficiencies in internal control over financial reporting that were deemed to be material weaknesses.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and implement effective control over our control environment, risk assessment, control activities and monitoring activities with regard to our processes and procedures commensurate with our financial reporting requirements which we determined to be material weaknesses. Specifically, our control deficiencies are in the following areas:

Control Environment and Risk Assessment:

●

The Company did not design and implement a sufficient level of formal financial reporting and operating policies and procedures that define how transactions are initiated, processed, approved, recorded and appropriately reported and disclosed within the annual and interim consolidated financial statements.

●	The Company did not maintain sufficient policies and procedures to ensure that financial statement disclosures are complete, accurate and comply with professional standards.
●

The Company did not maintain a sufficient number of personnel with the necessary level of accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions.

Control Activities:

●

The Company did not maintain and document control activities designed and implemented to identify, review and report, on a timely basis, related party transactions, and account for unusual, non-recurring complex transactions and income taxes.

●

The Company did not maintain and document internal controls with sufficient precision designed to provide reasonable assurance related to third party service providers and third party advocates providing cash collection and advocacy services including the completeness and accuracy of related information.

Monitoring Activities:

The Company did not maintain effective monitoring and review activities including communicating deficiencies in a timely manner to those parties responsible for taking corrective action.

Management’s Remediation Plan

Management has initiated a remediation plan to address the control deficiencies that led to the material weaknesses. The remediation plan includes, but is not limited to:

●

The Company established a Disclosure Committee, which now meets on a quarterly basis, and to meet more frequently throughout the year to assure that our public disclosures are complete, accurate, and otherwise comply with applicable accounting principles and regulations. The Company’s Disclosure Committee reports to our Chief Executive Officer with oversight provided by our Audit Committee, and includes individuals knowledgeable about, among other things, SEC rules and regulations, financial reporting, and internal control matters.

●

The Company has installed contract management software to manage all of its contracts and associated obligations under those contracts. Management from each department has been trained on the software, and all contracts now require approvals of designated managers and the accounting department prior to execution.

●

The Company has increased the frequency of onsite inspections of third-party servicers during 2019, utilizing existing accounting/finance personnel familiar with the specific accounting processes involved at each location. The Company has provided training to accounting personnel at subsidiary locations, and developed detailed checklist and processes that were used and reviewed by management during period ends.

●

The Company began developing policies, procedures, and controls to ensure the proper accounting for complex technical issues are identified, researched and brought to management's attention. The Company trained the appropriate personnel on new and existing accounting pronouncements, Company policies, procedures, and controls.

●

The Company implemented changes to the software that manages the social security disability business, to reconcile the amounts received in cash from the Social Security Administration ("SSA") to SSA's notice of award. Additionally, applicable personnel were trained on the new software modifications to ensure compliance in the input and maintenance of claimant's files.

We continue to make progress on our remediation plan and our goal is to formally document and test the operating effectiveness of our newly implemented or modified internal controls in 2020.  Until the controls are remediated, we will continue to perform additional account analysis, substantive testing and other post-closing procedures to ensure that our consolidated financial statements and prepared in accordance with U.S. GAAP.

Changes in Internal Controls over Financial Reporting.

Except for the new material weakness related to the accounting for income taxes, and continued improvements resulting from progress made on the above noted remediation plans, there were no changes to the Company’s internal control over financial reporting during the fourth quarter of 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information required by this item is included in the Company’s definitive proxy statement for its 2019 annual meeting of shareholders and is incorporated by reference herein.

Item 11.	Executive Compensation

Information required by this item is included in the Company’s definitive proxy statement for its 2019 annual meeting of shareholders and is incorporated by reference herein.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is included in the Company’s definitive proxy statement for its 2019 annual meeting of shareholders and is incorporated by reference herein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is included in the Company’s definitive proxy statement for its 2019 annual meeting of shareholders and is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

 Information required by this item is included in the Company’s definitive proxy statement for its 2019 annual meeting of shareholders and is incorporated by reference herein.

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

3.1	Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Quarterly Report on Form 10-Q filed August 9, 2016).

3.2	Certificate of Amendment to Certificate of Incorporation of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1(a) to Asta Funding, Inc.’s Quarterly Report on Form 10-QSB filed May 15, 2002).

3.3	Certificate of Designation of Series A Junior Preferred Stock of Asta Funding, Inc. (incorporated by reference to Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 24, 2012).

3.4	Exhibit 3.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed on May 5, 2017.

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

10.14

Lease Agreement, dated October 27, 2015, by and between ESL 200, LLC and Asta Funding, Inc. (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed October 29, 2015).

10.15

First Amendment to Loan Documents, dated March 30, 2016, by and among Asta Funding, Inc., Palisades Collection, L.L.C. and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed March 31, 2016).

10.16

Loan Agreement, dated May 2, 2014, by and among Asta Funding, Inc., Palisades Collection, L.L.C. and Bank Hapoalim B.M., dated May 2, 2014 (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 8, 2014).

10.17	Security Agreement, dated May 2, 2014, by among Asta Funding, Inc., Palisades Collection, L.L.C., and Bank Hapoalim B.M. (incorporated by reference to Exhibit 10.2 to Asta Funding, Inc.’s Current

10.18

Mutual Confidentiality Agreement, dated May 25, 2016, by and between Asta Funding, Inc. and Mangrove Partners (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed May 26, 2016).

10.19+

Employment Agreement, dated March 15, 2016, by and between Asta Funding, Inc. and Bruce Foster (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc.’s Current Report on Form 8-K filed March 15, 2016).

10.20

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

10.21

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

10.23

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Bruce Foster (incorporated by reference to Exhibit 10.24 to Asta Funding Inc’s Annual Report on Form 10-K for the year ended September 30, 2017)

10.24

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

10.30

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

10.33

Indemnification Agreement, dated January 7, 2019, by and between Asta Funding Inc. and Michael Monteleone (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc’s Current Report on Form 8-K filed January 9, 2019).

10.34	Departure of Bruce Foster (incorporated by reference to Item 5.02 to Asta Funding, Inc.’s Current Report on Form 8-K filed August 22, 2019).

10.35

Indemnification Agreement, dated September 13, 2019, by and between Asta Funding Inc. and Steven Leidenfrost (incorporated by reference to Exhibit 10.1 to Asta Funding, Inc’s Current Report on Form 8-K filed September 16, 2019).

21.1*	Subsidiaries of Asta Funding, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Steven Leidenfrost, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Steven Leidenfrost, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith

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

ASTA FUNDING, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Asta Funding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Asta Funding, Inc. and Subsidiaries (the “Company") as of September 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

December 20, 2019

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	September 30,
	2019	2018
ASSETS
Cash and cash equivalents	$4,308,000	$6,284,000
Available-for-sale debt securities (at fair value)	56,123,000	38,054,000
Investments in equity securities (at fair value)	8,136,000	—
Consumer receivables acquired for liquidation (at cost)	1,668,000	3,749,000
Investment in personal injury claims, net	5,190,000	10,745,000
Due from third party collection agencies and attorneys	596,000	755,000
Accounts receivable, net	266,000	—
Prepaid and income taxes receivable, net	264,000	5,387,000
Furniture and equipment (net of accumulated depreciation of $1,914,000 at September 30, 2019 and $1,821,000 at September 30, 2018)	120,000	100,000
Equity method investment	280,000	236,000
Note receivable	—	4,313,000
Settlement receivable	1,558,000	3,339,000
Deferred income taxes	9,631,000	9,333,000
Goodwill	1,410,000	1,410,000
Other assets	1,135,000	1,003,000

Total assets	$90,685,000	$84,708,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$941,000	$2,281,000
Income taxes payable	575,000	—
	1,516,000	2,281,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000; issued and outstanding - none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding - none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at September 30, 2019 and 2018; and outstanding 6,567,765 at September 30, 2019 and 6,685,415 at September 30, 2018	135,000	135,000
Additional paid-in capital	68,558,000	68,551,000
Retained earnings	88,172,000	80,834,000
Accumulated other comprehensive income, net of income taxes	276,000	35,000
Treasury stock (at cost), 6,891,943 shares at September 30, 2019 and 6,774,293 shares at September 30, 2018	(67,972,000)	(67,128,000)
Total stockholders’ equity	89,169,000	82,427,000

Total liabilities and stockholders’ equity	$90,685,000	$84,708,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended September 30,
	2019	2018
Revenues:
Finance income, net	$14,050,000	$15,863,000
Personal injury claims income	2,202,000	1,084,000
Disability fee income	4,861,000	4,598,000

Total revenues	21,113,000	21,545,000
Gain on settlements	596,000	4,044,000
Interest and dividend income	1,593,000	475,000
Other income, net	142,000	4,000

	23,444,000	26,068,000

Expenses:
General and administrative	13,378,000	15,429,000
Loss on acquisition of minority interest	—	1,420,000
Interest expense	—	20,000
Impairments of consumer receivables acquired for liquidation	225,000	310,000
Loss (earnings) from equity method investment	87,000	(750,000)

	13,690,000	16,429,000

Income from continuing operations before income tax	9,754,000	9,639,000
Income tax expense	2,579,000	4,969,000

Income from continuing operations	7,175,000	4,670,000
Net loss from discontinued operations, net of income tax	—	(80,000)

Net income	$7,175,000	$4,590,000

Net income (loss) per basic shares:
Continuing operations	$1.08	$0.70
Discontinued operations	—	(0.01)
	$1.08	$0.69
Net income (loss) per diluted shares:
Continuing operations	$1.08	$0.70
Discontinued operations	—	(0.01)
	$1.08	$0.69
Weighted average number of common shares outstanding:
Basic	6,652,621	6,662,600
Diluted	6,652,955	6,664,841

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Year Ended September 30,
	2019	2018
Comprehensive income is as follows:
Net income	$7,175,000	$4,590,000

Net unrealized debt securities gain (loss), net of tax (expense)/ benefit of ($50,000) and $9,000 during the years ended September 30, 2019 and 2018 respectively.	127,000	(17,000)
Foreign currency translation, net of tax (expense) of ($34,000), and ($17,000), during the years ended September 30, 2019 and 2018 respectively.	104,000	34,000

Other comprehensive income	231,000	17,000

Total comprehensive income	$7,406,000	$4,607,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For the years ended September 30, 2019 and 2018

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, October 1, 2017	13,398,108	$134,000	$68,047,000	$111,596,000	$18,000	$(67,128,000)	$112,667,000
Exercise of options	61,600	1,000	398,000	—	—	—	399,000
Stock based compensation expense	—	—	106,000	—	—	—	106,000
Net income	—	—	—	4,590,000	—	—	4,590,000
Unrealized loss on marketable securities, net	—	—	—	—	(17,000)	—	(17,000)
Dividends paid	—	—	—	(35,352,000)	—	—	(35,352,000)
Foreign currency translation, net	—	—	—	—	34,000	—	34,000
Balance, September 30, 2018	13,459,708	$135,000	$68,551,000	$80,834,000	$35,000	$(67,128,000)	$82,427,000
Cumulative effect of adjustment for adoption of ASC 606, net of tax of $80,000	—	—	—	173,000	—	—	173,000
Cumulative effect of adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	—	—	—	(10,000)	10,000	—	—
Adjusted opening equity	13,459,708	$135,000	$68,551,000	$80,997,000	$45,000	$(67,128,000)	$82,600,000
Stock based compensation expense	—	—	7,000	—	—	—	7,000
Net income	—	—	—	7,175,000	—	—	7,175,000
Unrealized gain on debt securities, net	—	—	—	—	127,000	—	127,000
Foreign currency translation, net	—	—	—	—	104,000	—	104,000
Treasury Stock purchased (117,650 shares)	—	—	—	—	—	(844,000)	(844,000)
Balance, September 30, 2019	13,459,708	$135,000	$68,558,000	$88,172,000	$276,000	$(67,972,000)	$89,169,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income from continuing operations	$7,175,000	$4,670,000
Net (loss) from discontinued operations	–	(80,000)
Net income	7,175,000	4,590,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	95,000	62,000
Deferred income taxes	(348,000)	1,232,000
Impairments of consumer receivables acquired for liquidation	225,000	310,000
Stock based compensation	7,000	106,000
Unrealized gain on equity securities	(57,000)	–
Provision/(recoveries) for bad debts - personal injury claims	(230,000)	499,000
Settlement receivable	–	(3,884,000)
Loss (earnings) from equity method investment	87,000	(750,000)
Changes in:
Receipt of income tax carry-back claim	7,894,000	–
Prepaid and income taxes receivable	(2,771,000)	3,703,000
Due from third party collection agencies and attorneys	128,000	54,000
Income taxes payable	575,000	–
Accounts receivable	(93,000)	–
Other assets	(131,000)	40,000
Accounts payable and accrued expenses	(1,237,000)	(2,665,000)
Net assets related to discontinued operations	–	710,000

Net cash provided by operating activities	11,319,000	4,007,000

Cash flows from investing activities:
Principal collected on consumer receivables acquired for liquidation	1,707,000	2,117,000
Principal collected on consumer receivable accounts represented by account sales	–	3,000
Purchase of available-for-sale debt securities and investments in equity securities	(134,337,000)	(32,569,000)
Proceeds from sales of available-for-sale debt securities	108,366,000	–
Purchase of non-controlling interest	–	(1,800,000)
Proceeds from sale of CBC	–	4,491,000
Proceeds from notes receivable	4,313,000	1,437,000
Proceeds from settlements	1,781,000	1,116,000
Acquisition of personal injury claims portfolios	–	(14,571,000)
Investments in personal injury claims - advances	(234,000)	(60,000)
Investments in personal injury claims - receipts	6,019,000	7,091,000
Change in equity method investment	(131,000)	52,788,000
Capital expenditures	(115,000)	(38,000)
Change in investing activities related to discontinued operations	–	(1,538,000)

Net cash (used in) provided by investing activities	(12,631,000)	18,467,000

Cash flows from financing activities:
Proceeds from exercise of stock options	–	399,000
Purchase of treasury stock	(844,000)	–
Dividends paid	–	(35,352,000)
Change in financing activities related to discontinued operations	–	1,387,000

Net cash used in financing activities	(844,000)	(33,566,000)
Foreign currency effect on cash	180,000	101,000
Net decrease in cash and cash equivalents including cash and cash equivalents classified within assets related to discontinued operations	(1,976,000)	(10,991,000)
Less: net decrease in cash and cash equivalents classified within assets related to discontinued operations	–	(316,000)

Net (decrease) in cash and cash equivalents	(1,976,000)	(11,307,000)
Cash and cash equivalents at beginning of year	6,284,000	17,591,000

Cash and cash equivalents at end of year	$4,308,000	$6,284,000

Supplemental disclosure of cash flow information:
Continuing operations:
Cash paid for:
Interest	$–	$20,000

Income taxes	$5,004,000	$-

Discontinued operations:
Cash paid for:
Interest	$–	$824,000

Supplemental disclosures of non-cash investing and financing activities:
Continuing operations:
Note receivable	$–	$5,750,000
Settlement receivable	$–	$3,884,000

See notes to accompanying consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

 NOTE 1 – CORRECTION OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of its Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (“2019 Form 10-K”), management of Asta Funding, Inc. (the “Company” or “Asta”) determined adjustments were needed to correct the financial statement presentation due to an immaterial accounting error in the Company’s previously reported consolidated financial statements.  Specifically, management determined that it had incorrectly recorded deferred income taxes related to its incentive stock options (“ISO”) that were issued and outstanding for the periods September 2006 through September 2018.  Because ISOs do not result in a tax deduction for the Company and do not create a deductible temporary difference, deferred taxes should not have been recorded at the time of grant.  Additionally, during 2018, deferred income taxes and tax expense related to the ISOs were incorrectly adjusted due to a revaluation of deferred tax assets as a result of the lower tax rate established by the Tax Cuts and Jobs Act (the “Tax Act”).

As a result, the accompanying consolidated financial statements and the related Note 13 – Income Taxes and Note 23 – Unaudited Quarterly Data, have been revised to correct the immaterial accounting and reporting error for the affected respective periods.  Correction of this immaterial error resulted in (i) a reduction of deferred tax assets of $2.1 million with a corresponding reduction in retained earnings as of October 1, 2017, to adjust for the cumulative impact of the error as of the beginning of the earliest period presented in the accompany consolidated financial statements; and (ii) an increase in deferred tax assets of $533,000 with a corresponding decrease in income tax expense and an increase in net income for the year ended September 30, 2018, to adjust for the effect of the Tax Act.

The following tables summarize the effects of the revision on the Company’s accompanying consolidated financial statements and related income tax note:

	As of September 30, 2018
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised

Assets:
Deferred income taxes	$10,940,000	$(1,607,000)	$9,333,000
Total assets	$86,315,000	$(1,607,000)	$84,708,000

Stockholders' equity:
Retained earnings	$82,441,000	$(1,607,000)	$80,834,000
Total stockholders’ equity	$84,034,000	$(1,607,000)	$82,427,000

	Year Ended September 30, 2018
Consolidated Income Statement	As Previously Reported	Adjustment	As Revised

Income tax expense	$5,502,000	$(533,000)	$4,969,000
Income from continuing operations	$4,137,000	$533,000	$4,670,000
Net income	$4,057,000	$533,000	$4,590,000
Net income (loss) per basic shares:
Continuing operations	$0.62	$0.08	$0.70
Discontinued operations	(0.01)	-	(0.01)
	$0.61	$0.08	$0.69
Net income (loss) per diluted shares:
Continuing operations	$0.62	$0.08	$0.70
Discontinued operations	(0.01)	-	(0.01)
	$0.61	$0.08	$0.69

	Year Ended September 30, 2018
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised

Net income from continuing operations	$4,137,000	$533,000	$4,670,000
Net income	$4,057,000	$533,000	$4,590,000
Deferred income taxes	$1,765,000	$(533,000)	$1,232,000
Net cash provided by operating activites	$4,007,000	$-	$4,007,000

In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the error from a qualitative and quantitative perspective and concluded that the effect of the error was not material to our previously issued consolidated financial statements.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

 NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

 The Company:

Asta, a Delaware Corporation, together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Arthur Funding LLC (“Arthur Funding”) (formerly known as Practical Funding, LLC (“Practical Funding”)), and other subsidiaries, which are not all wholly owned (the “Company,” “we” or “us”), is engaged in several business segments in the financial services industry including funding of personal injury claims, through the Company's wholly owned subsidiaries Sylvave, Simia and Arthur Funding, social security disability advocacy through the Company's wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

As a result of the sale of CBC all periods presented in the Company's consolidated financial statements account for CBC as a discontinued operation. This determination resulted in the reclassification of the historical assets and liabilities comprising the structured settlement business to assets and liabilities related to discontinued operations in the consolidated balance sheets, and a corresponding adjustment to our consolidated statements of operations to reflect discontinued operations for all periods presented (see Note 8).

Consumer Receivables

This segment is engaged in the business of purchasing, managing for its own account and servicing distressed charged off receivables including consumer receivables. Recently, our effort has been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. We acquire these consumer receivables at substantial discounts to their face values, based on the characteristics of the underlying accounts of each portfolio.

 Personal Injury Claims

This segment is comprised of purchased interests in personal injury claims from claimants who are a party to a personal injury claim. The Company advances to each claimant funds on a non-recourse basis at an agreed upon fee, in anticipation of a future settlement. The Company capitalizes employee compensation and benefits expenses as direct costs related to the origination of personal injury advances. Claims purchased consist of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018 to continue in the personal injury claims funding business. On April 8, 2019, Practical Funding changed its name to Arthur Funding, LLC. Arthur Funding began funding advances on personal injury claims in May 2019 (see Note 6).

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

Social Security Disability Advocacy

This segment consists of advocacy groups representing individuals throughout the United States in their claims for social security disability and supplemental social security income benefits from the Social Security Administration and Department of Veterans Affairs. It relies upon Search Engine Optimization (“SEO”) to bring awareness to its intended market.

 Basis of Presentation:

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and industry practices. All intercompany accounts have been eliminated in consolidation.

 Liquidity:

At September 30, 2019, the Company had $4.3 million in cash and cash equivalents, as well as $64.3 million in investments in debt and equity securities on hand and no debt. In addition, the Company had $89.2 million in stockholders' equity at September 30, 2019.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Concentration of Credit Risk – Cash and Cash Equivalents:

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with two banks that exceeded the balance insured by the FDIC by approximately $0.9 million at September 30, 2019. Additionally, three foreign banks with an aggregate balance of $2.1 million are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

Investments in Equity Securities:

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

Available-for-Sale Debt Securities:

Non-equity debt investments that the Company intends to hold for an indefinite period of time, but not necessarily to maturity, are classified as available-for-sale debt securities and are carried at fair value. Unrealized gains and losses on available-for-sale debt securities are determined using the specific-identification method. Unrealized gains/losses are recorded in other comprehensive income (loss).

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination, and is accounted for under Accounting Standards Codification (“ASC”) ASC 350. Goodwill has an indefinite useful life and is evaluated for impairment at the reporting-unit level on an annual basis during the fourth quarter, or more frequently if events or changes in circumstances indicate potential impairment between annual measurement dates. The Company has the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The qualitative approach assesses whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a two-step quantitative impairment test is performed. A step 1 analysis involves calculating the fair value of the associated reporting unit and comparing it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds the carrying value of the reporting unit including goodwill and the carrying value of the reporting unit is positive, goodwill is considered not to be impaired and no further analysis is required. If the fair value of the reporting unit is less than its carrying value, step 2 of the impairment test must be performed. Step 2 involves calculating and comparing the implied fair value of the reporting unit’s goodwill with its carrying value. Impairment is recognized if the estimated fair value of the reporting unit is less than its net book value. Such loss is calculated as the difference between the estimated impaired fair value of goodwill and its carrying amount. The goodwill of the Company consists of $1.4 million at September 30, 2019 and 2018 from the purchase of VATIV.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Income Recognition – Consumer Receivables

The Company accounts for certain of its investments in consumer receivables using the guidance of Financial Accounting Standards Board (“FASB”) ASC, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

Under the guidance of ASC 310-30, the Company must analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

The Company uses the cost recovery method when collections on a particular pool of accounts cannot be reasonably predicted. Under the cost recovery method, no income is recognized until the cost of the portfolio has been fully recovered. A pool can become fully amortized (zero carrying balance on the balance sheet) while still generating cash collections. At such time, all cash collections are recognized as revenue when received.

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

The Company recognizes disability fee income for GAR Disability Advocates and Five Star when disability claimant’s cases close, when cash is received or when the Company receives a notice of award from the Social Security Administration (“SSA”) or the Department of Veterans Affairs that stipulates the amount of fee approved by the SSA to be paid to the Company. The Company establishes a reserve for the differentials in amounts awarded by the SSA compared to the actual amounts received by the Company. Fees paid to the Company are withheld by the SSA against the claimant's disability claim award, and are remitted directly to the Company from the SSA.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized. There were no impairment losses recorded on our equity method investments for the years ended September 30, 2019 and 2018.

Personal Injury Claim Advances and Impairments:

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

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 Commissions and fees:

Commissions and fees are the contractual commissions earned by third party collection agencies and attorneys, and direct costs associated with the collection effort, generally court costs and asset searches. The Company utilizes third party collection agencies and attorney networks.

Furniture and equipment:

Furniture, equipment and software are stated at cost, less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Leasehold improvements are amortized over the lesser of the useful life of the asset or remaining lease term. An accelerated depreciation method is used for tax purposes.

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

The Company records its available-for-sale debt securities and investments in equity securities at estimated fair value on a recurring basis. The accompanying consolidated financial statements include estimated fair value information regarding its available-for-sale debt securities and investments in equity securities as of September 30, 2019, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Discontinued Operations:

U.S. GAAP requires the results of operations of a component of an entity that either has been disposed of or is classified as held for sale to be reported as discontinued operations in the consolidated financial statements if the sale or disposition represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

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

Stock-based compensation:

The Company accounts for stock-based employee compensation under ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 requires that compensation expense associated with stock options and other stock-based awards be recognized in the income statement rather than a disclosure in the notes to the Company’s consolidated financial statements. Compensation expense for stock options and restricted stock is recognized over the vesting period. Compensation expense for restricted stock is based upon the market price of the shares underlying the awards on the grant date.

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

Impact of Recently Issued Accounting Standards:

Adopted During the Year Ended September 30, 2019

On October 1, 2018, the Company adopted FASB update ASC 606, “Revenue from Contracts with Customers,” that requires use of a single principles-based model for recognition of revenue from contracts with customers. The core principle of the model is to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the entitled consideration received in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the customer contracts. The Company adopted the new guidance using the modified retrospective approach which did not require the restatement of prior periods, and recognized a cumulative effect adjustment resulting in an increase in total assets and retained earnings of $173,000, net of taxes of $80,000.

The most significant impact of ASC 606 relates to our accounting for revenue associated with disability claimant's contracts. Previously we recognized disability fee income when the disability claimants’ cases closed with the social security administration and the applicable fees were collected. Under the new guidance the Company determined that the various advocacy services, performed on behalf of a claimant, constitute one performance obligation as they represent an integrated set of services designed to provide a claimant with a successful award. It was also determined that the benefit of these services is conveyed to the claimant at the point in time that the award is determined to be successful. In addition, the Company has made estimates of variable consideration under the expected value method. Therefore, for these arrangements, the Company will recognize revenue when each case is closed, when cash is received or when the Company receives a notice of award, stipulating the Company’s fees earned on each case directly from the social security administration.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The primary impact of adopting the new standard results in acceleration of revenues for the aforementioned contractual arrangements, which relate to the social security disability advocacy segment. Disability fee income represents approximately 23.0% and 21.3% of total consolidated revenues for the years ended September 30, 2019 and 2018, respectively.

The following line items in our consolidated statement of operations and comprehensive income for the current year and consolidated balance sheet as of September 30, 2019 have been provided to reflect both the adoption of ASC 606 as well as a comparative presentation in accordance with ASC 605 previously in effect:

Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended September 30, 2019:	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Disability fee income	$4,861,000	$4,848,000	$13,000

Income from continuing operations before income tax	$9,754,000	$9,741,000	$13,000

	As of September 30, 2019
Consolidated Balance Sheet	As Reported (in accordance with ASC 606)	Balances Without Adoption of ASC 606	Impact of Adoption Higher/(Lower)

Asset
Accounts receivable	$266,000	$–	$266,000

Stockholders' equity
Retained earnings	$88,172,000	$87,919,000	$253,000	(1)

(1) Does not include the tax impact of $80,000

On October 1, 2018, we adopted FASB Update No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The main provision of this guidance requires certain equity investments to be measured at fair value with changes in fair value recognized in net earnings; separate presentation in other comprehensive income for changes in fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk; and changes in disclosures associated with the fair value of financial instruments. Upon adoption of this ASU, the Company’s investments in equity securities are no longer classified as available for sale, and changes in fair value are reflected in other income, net on the Company’s consolidated statement of operations. In conjunction with this adoption the Company recorded a cumulative effect adjustment with a decrease to opening retained earnings of $10,000 and an increase to opening accumulated other comprehensive income of $10,000, net of tax benefit of $5,000.

In August 2016 the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments."  This ASU made eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard was effective for fiscal years beginning after December 15, 2017. Early adoption was permitted. The new standard required adoption on a retrospective basis unless it was impracticable to apply, in which case the Company would have been required to apply the amendments prospectively as of the earliest date practicable. The adoption of the ASU did not have a material effect on the Company’s consolidated statements of cash flows.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2018-01. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements, ” which provides an alternative transition method that permits an entity to use the effective date of ASU No. 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard becomes effective in for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted. While the Company continues to assess all impacts of the standard, the Company anticipates this standard will have an immaterial impact to its consolidated balance sheet. Upon adoption, the Company expects to record additional lease liabilities of approximately $636,000 attributable to its operating leases based on the present value of the remaining minimum lease payments with an increase to right-of-use assets of approximately $636,000. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  For the Company, this update will be effective for interim periods and annual periods beginning after December 15, 2022. Upon adoption, the Company will accelerate the recording of its credit losses and is continuing to assess the impact on its consolidated financial statements.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 2 - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

NOTE 3 – INVESTMENTS IN DEBT AND EQUITY SECURITIES

Investments in Equity Securities

Investments in equity securities at September 30, 2019 and 2018, consist of mutual funds valued at $8.1 million and $7.6 million, respectively. See (1) below.

Net gains and losses recognized on investments in equity securities for the year ended September 30, 2019 and 2018 are as follows:

	2019	2018
Net gains and losses recognized during the year on equity securities	$57,000	$—

Less: Net gains and losses recognized during the year on equity securities sold during the year	—	—

Unrealized gains and losses recognized during the year on equity securities still held at the reporting date	$57,000	$—

Available for Sale Debt Securities

Available for sale debt securities at September 30, 2019 and 2018, consist of the following:

September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$55,946,000	$178,000	$1,000	$56,123,000

At September 30, 2019, the Company had $56.1 million in U.S. Treasury Bills, classified as available-for-sale debt securities on the Company's consolidated balance sheet.  These treasury bills had $127,000 (net of tax expense of $50,000) in unrealized gains that were recorded in other comprehensive income for the year ended September 30, 2019.

September 30, 2018 (1)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$30,479,000	$—	$—	$30,479,000

(1) At September 30, 2018, the Company reported investments in equity securities and available for sale debt securities as a single line item on the Company's consolidated balance sheet. With the Company's adoption of ASU No. 2016-01 on October 1, 2018, the Company has included the current breakout above for comparability purposes only.

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

September 30, 2019 and 2018

NOTE 4 - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION

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

The Company aggregates portfolios of receivables acquired sharing specific common characteristics which were acquired within a given quarter. In addition, the Company uses a variety of qualitative and quantitative factors to estimate collections and the timing thereof. The Company obtains and utilizes, as appropriate, input, including but not limited to, monthly collection projections and liquidation rates, from third party collection agencies and attorneys, as further evidentiary matter, to assist in evaluating and developing collection strategies and in evaluating and modeling the expected cash flows for a given portfolio. For the year ended September 30, 2019, the Company impaired one domestic and two international portfolios which resulted in a charge to expense of $0.1 million and $0.1 million, respectively. For the year ended September 30, 2018, the Company impaired one domestic and two international portfolios which resulted in a charge to expense of $0.1 million and $0.2 million, respectively.

The following tables summarize the changes in the balance sheet account of consumer receivables acquired for liquidation, which are deemed to be Level 3 assets, during the following periods:

	For the Year Ended September 30,
	2019	2018
Balance, beginning of period	$3,749,000	$6,841,000
Net cash collections from collection of consumer receivables acquired for liquidation	(15,746,000)	(18,551,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	(3,000)
Impairment	(225,000)	(310,000)
Effect of foreign currency translation	(160,000)	(91,000)
Finance income recognized	14,050,000	15,863,000

Balance, end of period	$1,668,000	$3,749,000

Finance income as a percentage of collections	89.2%	85.5%

During the year ended September 30, 2019 and 2018, the Company did not purchase any new portfolios.

As of September 30, 2019, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $1.1 million and $0.3 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $1.4 million, or 83.8% of the total consumer receivables held of $1.7 million at September 30, 2019. Of the total consumer receivables held domestically and internationally 4 individual portfolios comprise 23.9%, 16.2%, 14.1% and 11.0% of the overall asset balance at September 30, 2019.

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

As of September 30, 2019, and 2018, 1.5% and 5.9% of the Company's total assets were related to its international operation, respectively. For the years ended September 30, 2019 and 2018, 4.8% and 3.6% of the Company's total revenue were related to its international operation, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 4 - CONSUMER RECEIVABLES ACQUIRED FOR LIQUIDATION (CONTINUED):

At September 30, 2019, approximately 28% of the Company’s portfolio face value was serviced by 5 collection organizations. The Company has servicing agreements in place with these 5 collection organizations, as well as all of the Company’s other third-party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 28% of the Company’s portfolio face value, it does represent approximately 86% of the Company’s portfolio face value at all third-party collection agencies and attorneys.

At September 30, 2018, approximately 31% of the Company’s portfolio face value was serviced by 5 collection organizations. The Company has servicing agreements in place with these 5 collection organizations, as well as all of the Company’s other third party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 31% of the Company’s portfolio face value, it does represent approximately 87% of the Company’s portfolio face value at all third-party collection agencies and attorneys.

In the current year the Company has three consumer receivable portfolios that comprise over 10% of asset balance (11%, 14% and 16%), and one portfolio which generated greater than 20%, at 24% of asset balance.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs for the years ended September 30, 2019 and 2018, respectively.

	2019	2018
Gross collections (1)	$31,222,000	$35,512,000
Less: commissions and fees (2)	15,476,000	16,958,000

Net collections	$15,746,000	$18,554,000

(1)	Gross collections include collections from third-party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.

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

NOTE 5 - EQUITY METHOD INVESTMENTS

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

September 30, 2019 and 2018

NOTE 5 - EQUITY METHOD INVESTMENTS (CONTINUED):

The fair values of the assets acquired and liabilities assumed at the acquisition date are as follows:

Fair Value
Cash	$5,748,000
Personal injury claim advances portfolio	14,571,000
Accounts payable and accrued expenses	(664,000)
Total net assets acquired	$19,655,000

As a result of the purchase of PLF’s 20% interest in Pegasus on January 12, 2018 under the Purchase Agreement, beginning on January 13, 2018, the Company consolidated the financial statements of Sylvave.

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

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $1,332,000 and $946,000 in performance fees for the years ended September 30, 2019 and 2018, respectively.

During fiscal year 2019, the Company increased its investment in Serlefin Peru and decreased its loan to Serlefin Peru by $70,000 to offset operating losses in Serlefin Peru. The carrying value of the investment in Serlefin Peru was $280,000 as of September 30, 2019 and September 30, 2018. The Company has included the carrying value of this investment in other assets on its consolidated balance sheets. The cumulative net loss from our investment in Serlefin Peru through September 30, 2019 was approximately $252,000, and was not significant to the Company's consolidated statement of operations.

NOTE 6 - PERSONAL INJURY CLAIMS FUNDING

  Simia and Sylvave

On November 11, 2016, the Company formed Simia, a wholly owned subsidiary, to continue its personal injury claims funding business following the Company's decision not to renew its joint venture with PLF.  Simia commenced operation in January 2017, and conducts its business solely in the United States.  As of September 30, 2019, Simia had a personal injury claims portfolio of $1.3 million, and recognized revenue for the year then ended of $0.2 million. As of September 30, 2018, Simia had a personal injury claims portfolio of $2.4 million, and recognized revenue for the year then ended of $0.4 million.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 6 - PERSONAL INJURY CLAIMS FUNDING (CONTINUED):

As noted in Note 5 - Equity Method Investments, effective January 12, 2018, the Company now accounts for Sylvave, its wholly owned subsidiary, on a consolidated basis. Simia and Sylvave remain in operation to continue to collect on their outstanding personal injury claim portfolios, but will not be funding any new advances to claimants. As of September 30, 2019, Sylvave had a personal injury claims portfolio of $3.7 million, and recognized revenue for the year then ended of $2.0 million. As of September 30 2018, Sylvave had a personal injury claims portfolio of $8.4 million, and recognized revenue for the year then ended of $0.7 million.

Arthur Funding

The Company formed a new wholly owned subsidiary, Arthur Funding, LLC. Arthur Funding began funding advances on personal injury claims in May 2019. As of September 30, 2019, Arthur Funding had a personal injury claims portfolio of $0.2 million, and recognized revenue for the year then ended of $0.0 million.

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia, Sylvave and Arthur Funding, net of reserves, for the following periods:

	For the Year Ended September 30,
	2019	2018
Balance, beginning of period	$10,745,000	$3,704,000
Acquisition of personal injury funding portfolio (1)	—	14,571,000
Personal claim advances	234,000	60,000
Provision for losses	(386,000)	(516,000)
(Write offs) recoveries	616,000	17,000
Personal injury claims income	2,202,000	1,084,000
Personal injury claims receipts	(8,221,000)	(8,175,000)
Balance, end of period	$5,190,000	$10,745,000

(1) Fully acquired through the acquisition of Pegasus.

The Company recognized personal injury claims income of $2.2 million and $1.1 million for the years ended September 30, 2019 and 2018, respectively. The Company has recorded a net reserve against its investment in personal injury claims of $1.2 million and $0.5 million as of September 30, 2019 and 2018, respectively.

NOTE 7 - FURNITURE AND EQUIPMENT

Furniture and equipment as of September 30, 2019 and 2018 consist of the following:

	2019	2018
Furniture	$278,000	$273,000
Equipment	360,000	252,000
Software	1,396,000	1,396,000

	2,034,000	1,921,000
Less accumulated depreciation and amortization	1,914,000	1,821,000

	$120,000	$100,000

Depreciation and amortization expenses were $95,000 and $62,000 for the years ended September 30, 2019 and 2018, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 8 - DISCONTINUED OPERATIONS

The Company previously operated in the structured settlement business through our wholly owned subsidiary CBC.

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

As of September 30, 2019, and September 30, 2018, the Company had no assets or liabilities designated as discontinued operations. For the year ended September 30, 2019 and 2018, the components of the Company designated as discontinued operations reported a loss, net of income tax benefit of $0 and $80,000, respectively.

The following table presents the operating results, for the years ended September 30, 2019 and 2018, for the components of the Company designated as discontinued operations:

	2019	2018
Revenues:
Unrealized gain on structured settlements	$—	$244,000
Interest income on structured settlements	—	2,005,000
Total revenues	—	2,249,000
Other income	—	11,000
	—	2,260,000
Expenses:
General and administrative expenses	—	1,560,000
Interest expense	—	824,000
	—	2,384,000

Loss from discontinued operations before income tax	—	(124,000)
Income tax (benefit) from discontinued operations	—	(44,000)
Net loss from discontinued operations, net of income tax	$—	$(80,000)

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 8 - DISCONTINUED OPERATIONS (CONTINUED):

Prior to its sale, the Company, through CBC, purchased periodic payments under structured settlements and annuity policies from individuals in exchange for a lump sum payment. The Company elected to carry the structured settlements at fair value. Unearned income on structured settlements is recognized as interest income using the effective interest method over the life of the related structured settlement. Changes in fair value were recorded in unrealized gain (loss) on structured settlements in the Company’s statements of operations. Unrealized gains on structured settlements were comprised of both unrealized gains resulting from fair market valuation at the date of acquisition of the structured settlements and the subsequent fair value adjustments resulting from the change in the discount rate. Of the $0.2 million of unrealized gains recognized in the fiscal year ended September 30, 2018, approximately $0.2 million was due to day one gains on new structured settlements financed during the period. There were no other changes in assumptions during the period.

NOTE 9 - NOTE RECEIVABLE

Pursuant to the Securities Purchase Agreement, CBC sold to the Buyer all of the issued and outstanding equity capital of CBC for $10.3 million. In conjunction with this sale the Company received $4.5 million in cash, and a Promissory Note (the “Note”) for $5.8 million from the Buyer. The Note bore interest at 7% per annum, payable in quarterly installments of principle and interest through December 13, 2020, and was secured pursuant to a Security Agreement (the “Security Agreement”) with an affiliate of the Buyer. Under the Security Agreement the Company had a first priority security interest and lien on all servicing fees received by the affiliate. The payment due from the Buyer on March 13, 2019 was not received by the Company, and accordingly, the Buyer was not current on its obligations under the Note at March 31, 2019. On April 11, 2019, the Company signed a forbearance agreement with the Buyer, whereby the Company agreed to forbear from exercising any enforcement remedies with respect to the loan documents, as long as payment in full of all amounts due were received by the Company no later than April 15, 2019. On April 15, 2019, the Company received a lump sum payment of $4 million from the buyer, consisting of $3.8 million in principal and $0.2 million in interest income. Effective April 15, 2019, the Note was paid in full, and the security interests that were secured by the Security Agreement were released by the Company back to the Buyer.

The principle amount outstanding on this Note at September 30, 2019 and September 30, 2018 was $0.0 million and $4.3 million, respectively. For the year ended September 30, 2019 and 2018, the Company recorded $0.2 million and $0.3 million, respectively, in interest income, which has been classified as other income in the Company’s consolidated statements of operations, associated with this note (see Note 8 - Discontinued Operations).

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

As of September 30, 2019 and 2018, the Company has a settlement receivable due from this third-party servicer of $1.6 million and $3.3 million, respectively. During the years ended September 30, 2019 and 2018, the Company received $2.0 million and $0.6 million, respectively, in payments from this third-party servicer. For the years ended September 30, 2019 and 2018, the Company recorded $0.2 million and $0.1 million, respectively, in interest income, which is included in other income on the Company's consolidated statements of operations.

For the year ended September 30, 2019, the Company recognized $0.3 million in settlement income associated with charges in excess of contractually permitted amounts by a third party servicer, and has recorded as a gain on settlement in the Company's consolidated statements of operations.

 ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 10 - SETTLEMENTS (CONTINUED):

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

Napp agreed to pay the sum of $1.4 million (the "Settlement Amount"), the payment terms of which are between May 21, 2019 and January 12, 2022. The next payment of $25,000 is due to the Company on or before December 31, 2019.

The Company has previously reviewed the financial condition of both Balance Point and Napp, and has concluded that neither entity currently has assets sufficient to honor the obligations set forth in the Settlement Agreement. Therefore, due to the uncertainty of collecting the Settlement Amount from either Balance Point or Napp, the Company will realize the gain on this settlement, as the Company receives the cash proceeds. The Company has recognized a gain on settlement of $25,000 for the year ended September 30, 2019 in its consolidated statements of operations.

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

On May 7, 2019, GAR agreed to dismiss and settle the Action for a payment from Hofer in the amount of $47,500, payable to

GAR no later than May 8, 2019.

On May 8, 2019, GAR received the payment from Hofer, and delivered to Hofer an executed Stipulation of Dismissal of the Action. The Company recognized a gain on settlement of $47,500 for the year ended September 30, 2019 in its consolidated statements of operations.

On May 15, 2019, the Company received $0.2 million from the bankruptcy trustee in New Jersey, associated with the bankruptcy filing of Axiant, LLC, a previous third-party servicer. The Company recorded a gain on settlement of $0.2 million for the year ended September 30, 2019 in its consolidated statements of operations.

Additionally, the Company also recorded a gain on settlement of $0.6 million from a third-party financial institution associated with the Company's prior purchase of a consumer debt portfolio during the year ended September 30, 2018.

NOTE 11 - NON-RECOURSE DEBT

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

September 30, 2019 and 2018

NOTE 11 - NON-RECOURSE DEBT (CONTINUED):

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

During the month of June 2016, the Company received the balance of the $16.9 million, and, as of September 30, 2019 and 2018, the Company recorded a liability to BMO of approximately $22,000 and $117,000, respectively. The funds were subsequently remitted to BMO in October 2019 and 2018, respectively. The liability to BMO is recorded when actual collections are received.

NOTE 12 - INTEREST DIVIDEND AND OTHER INCOME

The following tables summarize interest, dividend and other income for the year ended September 30, 2019 and 2018:

	2019	2018
Interest and dividend income	$1,593,000	$475,000
Realized gain	25,000	–
Unrealized gain	57,000	–
Other	60,000	4,000
	$1,735,000	$479,000

NOTE 13 - INCOME TAXES

The components of the provision/(benefit) for income taxes for the years ended September 30, 2019 and 2018 are as follows:

	2019	2018
Current:
Federal	$2,753,000	$3,709,000
State	226,000	-

	2,979,000	3,709,000

Deferred (1):
Federal	(1,177,000)	947,000
State	777,000	269,000

	(400,000)	1,216,000

Sub-total	2,579,000	4,925,000

Income tax benefit on discontinued operations	––	(44,000)

Provision for income taxes	$2,579,000	$4,969,000

(1) The Company has revised its deferred tax assets for stock based compensation to reflect the removal of incentive stock options. The impact of the adjustment resulted in a reduction of $2,140,000 in deferred tax assets at October 1, 2017, and a reduction to the opening retained earnings balance of $2,140,000 for the fiscal year ended September 30, 2018. For the fiscal year ended September 30, 2018, deferred income tax expense decreased by $533,000, and income from continuing operations and net income increased by $533,000 (see Note 1).

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 13 - INCOME TAXES (CONTINUED):

On December 22, 2017, the Tax Act was enacted into law in the United States. The Tax Act significantly revised corporate income tax law by, among other things, lowering the corporate income tax rates from 35% to 21%. Under U.S. GAAP, deferred taxes must be adjusted for enacted changes in tax laws or rates during the period in which new tax legislation is enacted. During the year ended September 30, 2018, tax expense of approximately $3.7 million was recorded, representing the revaluation of deferred tax assets and liabilities as a result of the lower corporate tax rate established by the Tax Act. As of September 30, 2018, the Company has completed the accounting for the tax effects of the enactment of the Tax Act.

The difference between the statutory federal income tax rate on the Company’s pre-tax income and the Company’s effective income tax rate is summarized for the years ended September 30, 2019 and 2018 as follows:

	2019	2018
Statutory federal income tax rate	21.0%	24.5%
State income tax, net of federal benefit	9.8	2.3
Permanent difference in municipal interest	(1.5)	0.6
Change in valuation allowance	—	(12.1)
Impact of the Tax Act (1)	—	38.8
Other	(2.8)	(2.3)

Effective income tax rate	26.5%	51.8%

(1)

The revaluation of the Company's deferred tax assets and liabilities due to the lower corporate tax rate established by the Tax Act resulted in $3.7 million of tax expense during the year ended September 30, 2018.

The Company recognized a net deferred tax asset of $9,631,000 and $9,333,000 as of September 30, 2019 and 2018, respectively. The components are as follows:

	September 30, 2019	September 30, 2018
Impairments/bad debt reserves	$462,000	$328,000

Revenue recognition pertaining to the cost over estimated collections method	7,360,000	6,312,000
State tax net operating loss carry forward	6,364,000	7,421,000
Stock based compensation (1)	754,000	760,000
Capital loss carry forward	1,677,000	1,724,000
Foreign currency	602,000	404,000
Depreciation, amortization and other	117,000	215,000

Deferred income taxes	17,336,000	17,164,000
Deferred tax valuation allowance	(7,705,000)	(7,831,000)

Deferred income taxes	$9,631,000	$9,333,000

(1) The Company has revised its deferred tax assets for stock based compensation to reflect the removal of incentive stock options. The impact of the adjustment resulted in a reduction of $2,140,000 in deferred tax assets at October 1, 2017, and a reduction to the opening retained earnings balance of $2,140,000 for the fiscal year ended September 30, 2018. For the fiscal year ended September 30, 2018, deferred income tax expense decreased by $533,000, and income from continuing operations and net income increased by $533,000 (see Note 1).

The Company files consolidated Federal and state income tax returns. Substantially all of the Company’s subsidiaries are single member limited liability companies and, therefore, do not file separate tax returns. Majority and minority owned subsidiaries file separate partnership tax returns. The New Jersey net operating loss (“NOL”) carry forward balance as of September 30, 2019 is approximately $60.0 million, which begin to expire in 2029 and have been partially reserved. In addition, the Company has New York State and City NOL of approximately $19.3 million and $3.5 million as of September 30, 2019, respectively, which begin to expire in 2035 and have been fully reserved. The Company has Pennsylvania NOL of approximately $11 million as of September 30, 2019, which begin to expire in 2028 and have been fully reserved. The Company has a federal capital loss carry forward of $6.0 million expiring in 2022 that has been fully reserved.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 13 - INCOME TAXES (CONTINUED):

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and, if applicable, deferred tax liabilities, for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and, if applicable, liabilities. Additionally, the Company would adjust deferred taxes to reflect estimated tax rate changes, if applicable. The Company conducts periodic evaluations to determine whether it is more likely than not that some or all of its deferred tax assets will be realized. Among the factors considered in this evaluation are estimates of future earnings, the future reversal of temporary differences and the impact of tax planning strategies that the Company can implement, if warranted. The Company is required to provide a valuation allowance for any portion of our deferred tax assets that, more likely than not, will not be realized at September 30, 2019. Based on this evaluation, the Company has recorded a deferred tax asset valuation allowance on their state NOL’s and capital loss carry forwards of approximately $7.7 million as of September 30, 2019 as compared with $7.8 million reported on September 30, 2018. Although the carry forward period for state income tax purposes is up to twenty years, given the economic conditions, such economic environment could limit growth over a reasonable time period to realize the deferred tax asset. The Company determined the time period allowance for carry forward is outside a reasonable period to forecast full realization of the deferred tax asset, therefore recognized the deferred tax asset valuation allowance. The Company continually monitors forecast information to ensure the valuation allowance is at the appropriate value. As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Tax Act creates a new requirement that certain income, such as Global Intangible Low-Taxed Income ("GILTI"), earned by foreign subsidiaries must be included currently in the gross income of the U.S. shareholder. Under U.S. GAAP, the Company made an accounting policy election to treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current-period expense when incurred.

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

NOTE 14 - NET INCOME PER SHARE

 The following table presents the computation of basic and diluted per share data for the fiscal years ended September 30, 2019 and 2018:

	2019	2018
Income from continuing operations	$7,175,000	$4,670,000

(Loss) from discontinued operations	—	(80,000)

Net income	$7,175,000	$4,590,000

Basic earnings per common share from continuing operations	$1.08	$0.70
Basic (loss) per common share from discontinued operations	––	(0.01)
Basic earnings per share	$1.08	$0.69

Diluted earnings per common share from continuing operations	$1.08	$0.70
Diluted (loss) per common share from discontinuing operations	––	(0.01)
Diluted earnings per share	$1.08	$0.69

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 14 - NET INCOME PER SHARE (CONTINUED):

Weighted average number of common shares outstanding:
Basic	6,652,621	6,662,600
Dilutive effect of stock options	334	2,241
Diluted	6,652,955	6,664,841

At September 30, 2019 there were 716,167 stock options outstanding that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, and (ii) Fort Lee, New Jersey. The leases are operating leases, and the Company incurred related rent expense in the amounts of $293,000, and $324,000 during the years ended September 30, 2019 and 2018, respectively. The future minimum lease payments are as follows:

Year Ending September 30,
2020	$325,000
2021	109,000
2022	120,000
2023	76,000
$630,000

The Company’s lease of its Louisville, Kentucky and Texas facilities expired in December 2018 and August 2019, respectively and were not renewed.

Legal Matters

On November 7, 2019, a shareholder of the Company filed a verified shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain current and former officers and directors of the Company, and the Company as nominal defendant, alleging that certain actions taken by management constitute a violation of fiduciary duty to the Company.  The Company believes the lawsuit is without merit and intends to vigorously defend the matter.

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

NOTE 16 - STOCK OPTION PLANS

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. As of September 30, 2019, the Company has granted options to purchase an aggregate of 540,800 shares, awarded 245,625 shares of restricted stock, and has cancelled 114,668 options, leaving 1,328,243 shares available as of September 30, 2019. As of September 30, 2019, approximately 52 of the Company’s employees were eligible to participate in the 2012 Plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 16 - STOCK OPTION PLANS (CONTINUED):

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 16 - STOCK OPTION PLANS (CONTINUED):

Summary of the Plans

 The following table summarizes stock option transactions under the 2012 Plan, the 2002 Plan and the Equity Compensation Plan (the “Plans”):

	Year Ended September 30,
	2019		2018
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding options at the beginning of year	728,867	$8.17	880,567	$8.05
Options granted	-	-	-	-
Options forfeited/cancelled	(6,300)	7.24	(90,100)	8.11
Options exercised	-	-	(61,600)	6.48
Outstanding options at the end of year	722,567	$8.18	728,867	$8.17

Exercisable options at the end of year	722,567	$8.18	710,694	$8.18

 The following table summarizes information about the plans’ outstanding options as of September 30, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (In Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$5.7501	-	$8.6250	613,067	2.7	7.97	613,067	7.97
$8.6251	-	$11.5000	109,500	3.3	9.37	109,500	9.37

			722,567		$8.18	722,567	$8.18

The Company recognized $7,000 and $106,000 of compensation expense related to stock options, for the fiscal years ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was no unrecognized compensation cost related to stock option awards.

The intrinsic value of the outstanding and exercisable options as of September 30, 2019 and 2018 was approximately $704 and $1,200 respectively. There were no options exercised during the fiscal year 2019. The intrinsic value of the options exercised during fiscal year 2018 was approximately $265,000. The fair value of the options exercised during the fiscal year ended September 30, 2018 was $664,000. The proceeds from the exercise of stock options during the fiscal years ended September 30, 2018 were approximately $399,000. The weighted average remaining contractual life of exercisable options as of September 30, 2019 is 2.8 years. The fair value of the stock options that vested during the 2019 and 2018 fiscal years was approximately $125,000 and $258,000, respectively. There were no options granted during the years ended September 30, 2019 and 2018.

The Company did not grant any restricted stock awards during the years ended September 30, 2019 and 2018. As of September 30, 2019, and 2018, there was no unrecognized compensation cost related to restricted stock awards.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 17 - STOCKHOLDERS’ EQUITY

The Company has 5,000,000 authorized preferred shares with a par value of $0.01 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of September 30, 2019 and 2018.

Dividends are declared at the discretion of the Board of Directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board of Directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of September 30, 2019, there were no such restrictions, as there were no lending agreements in place. No dividends were declared during fiscal year 2019.

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

On May 17, 2019, the Board of Directors approved the repurchase of up to $10.5 million of the Company’s common stock and authorized management of the Company to enter into the Shares Repurchase Plan under Sections 10b-18 and 10(b)5-1 of the Securities and Exchange Act (the “Shares Repurchase Plan”). The Shares Repurchase Plan was effective through August 17, 2019. Through August 17, 2019, the Company purchased 117,650 shares at an aggregate cost of approximately $0.8 million under the Shares Repurchase Plan.

NOTE 18 - RETIREMENT PLAN

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the employees to the plan are made at the discretion of the Board of Directors each plan year. Contributions for the years ended September 30, 2019 and 2018 were $130,000 and $127,000, respectively.

NOTE 19 - FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES

Disclosures about Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	September 30, 2019		September 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$64,000	$64,000	$1,786,000	$1,786,000
Investments in equity securities (Level 1)	8,136,000	8,136,000	7,575,000	7,575,000	(1)
Available-for-sale debt securities (Level 2)	56,123,000	56,123,000	30,479,000	30,479,000	(1)
Consumer receivables acquired for liquidation (Level 3)	1,668,000	25,783,000	3,749,000	27,574,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 19 - FAIR VALUE OF FINANCIAL MEASUREMENTS AND DISCLOSURES (CONTINUED):

Available-for-sale debt securities - The available-for-sale debt securities consist of U.S. treasury bills that are valued based on quoted prices in active markets. The U.S. treasury bills have been classified as available for sale by the Company, as they are deemed to be short term investments, and can be liquidated as needed by the Company.

The Company’s investments in equity securities and available-for-sale debt securities are classified as Level 1 and Level 2 financial instruments, respectively, based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2018. The Company had no Level 3 available-for-sale investments during the year ended September 30, 2019.

Consumer receivables acquired for liquidation - The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of monthly collections for consumer receivables over the estimated collection period, which is currently July of 2019 through December of 2024. These cash flows are then fair valued using a discount rate of 20%. See Note 4 for the rollforward of Level 3 activity.

NOTE 20 - RELATED PARTY TRANSACTIONS

The Company utilizes the services of a consultant in conjunction with its international operations. The consultant is the spouse of one of the owners of Serlefin Peru, the Company's 49% owned joint venture. For the years ended September 30, 2019 and 2018, the Company paid this consultant $77,000 and $101,000, respectively. The Company does not have a formal agreement in place for these services, and the Company had no amounts due to this consultant as of September 30, 2019 and September 30, 2018.

On August 15, 2019, the Company and Lou Piccolo, an non-independent member of the Company’s Board of Directors, entered into a new one-year, $30,000 contract, pursuant to which Piccolo will provide consulting services. The compensation is to be paid quarterly. There were no amounts due to Lou Piccolo at September 30, 2019.

NOTE 21 - SEGMENT REPORTING

The Company operates through strategic business units that are aggregated into three reportable segments: Consumer receivables, personal injury claims and social security disability advocacy. The three reportable segments consist of the following:

•

Consumer receivables - This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables.  Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ® , Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Recently, the Company's efforts have been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. The Company holds consumers receivable acquired for liquidation in both Colombia and Peru of approximately $1.4 million. The business conducts its activities primarily under the name Palisades Collection, LLC.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

NOTE 21 - SEGMENT REPORTING (CONTINUED):

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

•

Social security disability advocacy – GAR Disability and Five Star are advocacy groups representing individuals throughout the United States in their claims for social security disability and supplemental security income benefits from the Social Security and Department of Veterans Affairs.

Certain non-allocated administrative costs, interest income and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, investments in equity securities and available-for-sale debt securities, a note receivable, property and equipment, goodwill, deferred taxes and other assets.

The following table shows results for continuing operations by reporting segment for the years ended September 30, 2019 and 2018.

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims (2)	Corporate (3)	Total
Fiscal Year Ended September 30,
2019:
Revenues	$14.0	$4.9	$2.2	$–	$21.1
Other income (4)	0.8	–	–	1.5	2.3
Segment profit (loss)	12.4	1.5	2.2	(6.3)	9.8
Segment Assets (1)	8.9	0.7	5.6	75.5	90.7
2018:
Revenues	15.9	4.6	1.1	-	21.6
Other income (4)	4.0	-	-	0.5	4.5
Segment profit (loss)	17.8	1.1	1.1	(10.4)	9.6
Segment Assets (1)	12.4	1.0	11.9	59.4	84.7

The Company does not have any intersegment revenue transactions.

ASTA FUNDING, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

(3)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.

(4)	Included in other income is approximately $0.6 million and $4.0 million in gain on settlements for the years ended September 30, 2019 and 2018, respectively (see Note 10 – Settlements).

NOTE 22 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of:

	Year Ended September 30,
	2019			2018
	Unrealized gain on marketable securities	Foreign currency translation, net	Total	Unrealized gain on marketable securities	Foreign currency translation, net	Total
Beginning Balance	$(10,000)	$45,000	$35,000	$7,000	$11,000	$18,000
Cumulative effect adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	10,000	–	10,000	–	–	–
Adjusted opening balance	$–	45,000	45,000	7,000	11,000	18,000
Change in unrealized gains on foreign currency translation, net	–	104,000	104,000	–	34,000	34,000
Change in unrealized gains (losses) on marketable securities	127,000	–	127,000	(17,000)	–	(17,000)

Net current-period other comprehensive income	127,000	104,000	231,000	(17,000)	34,000	17,000

Ending balance	$127,000	$149,000	$276,000	$(10,000)	$45,000	$35,000

NOTE 23 - UNAUDITED QUARTERLY RESULTS

As disclosed in Note 1 - Correction of Previously Issued Consolidated Financial Statements, the Company’s consolidated financial statements for the year ended September 30, 2018, have been revised to correct an immaterial accounting and reporting error related to deferred income taxes. The following consolidated financial information has been presented to reflect the impact of the error on the quarterly periods within the 2018 fiscal year. The quarterly consolidated financial information has been included on a cumulative basis as there was no significant impact on the consolidated results of operations for the three month periods ended March 31, 2018 and June 30, 2018.  Consolidated financial information for the quarterly periods within the year ended September 30, 2019, has not been presented as they were not impacted by the error.

	Three Months Ended December 31, 2017		Six Months Ended March 31, 2018		Nine Months Ended June 30, 2018
2018	As reported	As revised	As reported	As revised	As reported	As revised
Total revenues and other income	$5,271,000	$5,271,000	$11,059,000	$11,059,000	$18,389,000	$18,389,000
Income from continuing operations before income tax	$1,411,000	$1,411,000	$2,971,000	$2,971,000	$5,983,000	$5,983,000
Income tax expense	4,000,000	3,300,000	4,540,000	3,897,000	5,595,000	4,952,000
Income from continuing operations	$(2,589,000)	$(1,889,000)	$(1,569,000)	$(926,000)	$388,000	$1,031,000
Net income	$(2,669,000)	$(1,969,000)	$(1,649,000)	$(1,006,000)	$308,000	$951,000
Net income (loss) per share from continuing operations:
Basic	$(0.39)	$(0.29)	$(0.24)	$(0.14)	$0.06	$0.15
Diluted	$(0.39)	$(0.29)	$(0.24)	$(0.14)	$0.06	$0.15
Total assets	$115,730,000	$114,290,000	$80,206,000	$78,709,000	$82,037,000	$80,540,000
Total stockholders’ equity	$112,239,000	$110,799,000	$78,260,000	$76,763,000	$80,285,000	$78,788,000

NOTE 24 - SUBSEQUENT EVENTS

On October 30, 2019, Gary M. Stern, President and Chief Executive Officer, submitted a non-binding proposal (the “Proposal”) to the Board of Directors of the Company to acquire all of the outstanding shares of common stock, par value $0.01 per share (the “Shares”), of the Company at a cash purchase price of $10.75 per Share, representing a premium of approximately 60% over the closing price on October 29, 2019, and approximately 60% over the average closing price of the Company’s common stock for the 30 trading days preceding October 30, 2019. Mr. Stern plans only to acquire such Shares that are publicly held and the Proposal provides that he would do so through a merger of the Company with a newly formed acquisition vehicle that he would control.

The Company’s Board of Directors has established a special committee of independent directors with its own independent advisors to review the Proposal.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC.

By:	/s/ Gary Stern
Gary Stern
President and Chief Executive Officer
(Principal Executive Officer)

Dated: December 20, 2019

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern	Chairman of the Board, President, and	December 20, 2019
Gary Stern	Chief Executive Officer

/s/ Steven Leidenfrost	Chief Financial Officer	December 20, 2019
Steven Leidenfrost	(Principal Financial Officer and Accounting Officer)

/s/ David Slackman	Director	December 20, 2019
David Slackman

/s/ Louis A. Piccolo	Director	December 20, 2019
Louis A. Piccolo

/s/ Michael Monteleone	Director	December 20, 2019
Michael Monteleone

/s/ Timothy H. Bishop	Director	December 20, 2019
Timothy H. Bishop