Form 10-K/A
period 2019-09-30
ASTA FUNDING INC
filed 2020-01-27
CIK 1001258

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

As of January 16, 2020, the registrant had 6,567,765 shares of Common Stock outstanding.

EXPLANATORY NOTE

On December 20, 2019, Asta Funding, Inc. (the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (the “Original 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original 10-K to include information previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors will be filed before January 28, 2020 (i.e., within 120 days after the end of the Company’s 2019 fiscal year). Accordingly, Part III of the Original 10-K is hereby amended and restated as set forth below. The information included herein as required by Part III, Items 10 through 14 of Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our annual meeting of shareholders.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officers and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original 10-K with the SEC on December 20, 2019, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original 10-K.

FORM 10-K

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors

The members of our Board of Directors as of January 27, 2020, positions and their respective ages on that date were:

Name	Age	Position
Gary Stern	67	Chairman, President and Chief Executive Officer
Timothy Bishop	69	Director, Nominating and Corporate Governance Committee Chair, Audit Committee Member, and Compensation Committee Member
Michael Monteleone	62	Director, Audit Committee Chair
Louis A. Piccolo	68	Director
David Slackman	72	Director, Compensation Committee Chair, Lead Independent Director, Audit Committee Member, and Nominating and Corporate Governance Committee Member

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

Gary Stern has been a director and the President and Chief Executive Officer of the Company since our inception in July 1994. Mr. Stern assumed the role of Chairman in January 2009. Mr. Stern had been Vice President, Secretary, Treasurer and a director of Asta Group, a holding company and current affiliate of the Company, since 1980, and has held other positions with Asta Group prior thereto. In such capacities, he has obtained substantial experience in distressed consumer credit analysis and receivables collections. As a result of these and other professional experiences, Mr. Stern possesses particular knowledge and experience in financial management and collections, which strengthens the Board of Director’s collective qualifications, skills and experience.

Timothy Bishop has been a director of the Company since July 2018. Mr. Bishop served Southampton College for 29 years, leaving the position of Provost in 2002 to make his first-ever run for office, when he was elected to represent New York’s 1st Congressional District in one of the closest elections in the nation. He was re-elected to the House of Representatives five times. Congressman Bishop graduated from Southampton High School and holds a BA in History from Holy Cross College in Worcester, Massachusetts and a Masters Degree in Public Administration from Long Island University. During his time in Congress, Mr. Bishop served on the House Budget Committee for four years, and served as either the Vice-Chair or Co-Chair of the Democratic Budget group for all twelve years he was in Congress. Mr. Bishop previously served as a director of SFX Entertainment, Inc., a publicly traded media and entertainment company, during the period for which he served. Additionally, Mr. Bishop served as the budget officer for Southampton College for approximately 22 years. As a result of these and other professional experiences, Mr. Bishop possesses particular knowledge and experience in budget preparation, control and analysis, which strengthens the Board of Director’s collective qualifications, skills and experience.

Michael Monteleone has been a director of the Company since January 2019. Mr. Monteleone is a retired audit partner formerly with KPMG LLP, a global network of professional firms providing audit, tax and advisory services, where he served as an SEC Reviewing Partner from January 2010 to December 2018. Mr. Monteleone possesses particular knowledge and experience in audit and accounting matters, which strengthens the Board of Director’s collective qualifications, skills and experience.

Louis A. Piccolo has been a director of the Company since June 2004. Mr. Piccolo has served as President of A.L. Piccolo & Co., Inc., a business consulting firm specializing in management and financial consulting, since 1988. Mr. Piccolo was an Executive Vice President and Chief Financial Officer of Alfred Dunhill of London, Inc. from 1983 to 1988, and held the same positions at Debenham’s PLC, from 1981 to 1983. From 1977 to 1981, Mr. Piccolo was a senior accountant at KPMG Peat Marwick. As a result of these and other professional experiences, Mr. Piccolo possesses particular knowledge and experience in accounting and management, which strengthens the Board of Director’s collective qualifications, skills and experience.

David Slackman has been a director of the Company since May 2002. Mr. Slackman has served as Managing Director at HT Capital Advisors LLC from August 2008 to present. Mr. Slackman served as President, Manhattan Market (New York) of Commerce Bank from January 2001 through June 2008. Mr. Slackman was an Executive Vice President of Atlantic Bank of New York from 1994 to 2001 and a Senior Vice President of the Dime Savings Bank from 1986 to 1994. Since 2012, Mr. Slackman has served as Chairman of the New York City Advisory Board of Sterling National Bank. In 2015, Mr. Slackman was appointed President and Chief Executive Officer of the New York League of Independent Bankers until September 2016, a non-profit trade association for commercial banks in the New York metropolitan area. In October 2018, Mr. Slackman resigned his position at Sterling Bank to accept a consulting position with Republic Bank (FRBK), of Philadelphia, in connection with its expansion into New York City. As a result of these and other professional experiences, Mr. Slackman possesses particular knowledge and experience in financial services and management, which strengthens the Board of Director’s collective qualifications, skills and experience.

No director serves or has served in the prior five years as a director of another company with a class of securities registered pursuant to Section 12 or Section 15(d) of the Exchange Act or a company registered as an investment company under the Investment Company Act of 1940, aside from Mr. Bishop’s service as a director of SFX Entertainment, Inc. indicated above.

Our executive officers as of January 27, 2020, who are not directors of the Company, their positions and their respective ages on that date are:

Name	Age	Position
Steven Leidenfrost	50	Chief Financial Officer
Ricky Stern	35	Senior Vice President and President of GAR
Seth Berman	57	General Counsel and Chief Compliance Officer and Secretary

Our executive officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment.

Steven Leidenfrost, age 50, was appointed to serve as our Chief Financial Officer in September 2019. Mr. Leidenfrost has over 25 years of experience in banking and capital markets, management consulting and public accounting. Prior to joining Asta Funding, Inc., Mr. Leidenfrost was an Executive Director at Morgan Stanley, a global financial services firm, where he held a number of key leadership positions including Global Tax Controller, Head of Disclosure Policy and Strategic Projects and Head of SEC Reporting. Mr. Leidenfrost also was an auditor and consultant with KPMG LLP, an international public accounting firm. Mr. Leidenfrost is a Certified Public Accountant and serves on the SEC Committee at the New York State Society of Certified Public Accountants since July of 2009. Mr. Leidenfrost holds a Master of Business Administration in Financial Management and Information Systems from Pace University and a Bachelor of Science degree in Accounting from Manhattan College. Mr. Leidenfrost has no family relationship with any executive officer or member of the Board of Directors of the Company.

Ricky Stern, age 35, is considered an integral part of our executive management team as the President of GAR Disability Advocates, LLC, one of our wholly owned subsidiaries. Ricky was appointed Senior Vice President of the Company in March 2014. Prior to this appointment, Ricky served as our Assistant Treasurer from 2011 to 2014. Prior to joining the Company he was an analyst with a brokerage firm from 2008 to 2009. From 2009 to 2011 he earned his Master’s Degree. He is a Certified Financial Planner, Certified Investment Management Analyst, licensed health insurance producer in both New York and New Jersey and has attained the Accredited Disability Representative designation.

Seth Berman, Esq., age 57, has served as our General Counsel since 2005, was named Chief Compliance Officer in April 2013 and became Secretary of the Board of Directors in May 2016. From 1997 through 2004, Mr. Berman was associated with Weil, Gotshal & Manges LLP. Mr. Berman has no family relationship with any executive officer or member of the Board of Directors of the Company.

There are no events or legal proceedings material to an evaluation of the ability or integrity of any executive officer or director of the Company. Moreover, no executive officer or director of the Company is a party adverse to the Company or has a material interest adverse to the Company in any legal proceeding.

Family Relationships

Gary Stern is the father of Ricky Stern.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Asta Funding, Inc. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended September 30, 2019 all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Business Conduct and Ethics

We have adopted a written code of ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics is available without charge upon written request directed to Asta Funding, Inc., Attn: Steven Leidenfrost, 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. Additionally, our code of ethics is available on our website at https://www.astafunding.com. Any amendment to, or waiver of, a provision of our code of ethics that applies to our directors or executive officers will be disclosed on our website.

Changes in Governance and Nominating Committee Procedures

There have been no material changes to the procedures by which stockholders may recommend individuals for consideration by the Governance and Nominating Committee as potential nominees for director since such procedures were last described in our proxy statement, filed with the SEC on July 3, 2019.

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

Executive Compensation Table

We are currently considered a smaller reporting company for purposes of the SEC’s executive compensation disclosure rules. In accordance with such rules, we are required to provide a Summary Compensation Table (reporting two fiscal years of compensation) and an Outstanding Equity Awards at Fiscal Year-End Table, as well as limited narrative disclosures. Further, current reporting obligations extend only to our “Named Executive Officers” with respect to the 2019 year, which included Mr. Gary Stern, our President and Chief Executive Officer, and our two most highly compensated executive officers other than Mr. Gary Stern, Messrs. Ricky Stern and Seth Berman, who were serving as of September 30, 2019. Additionally, we are disclosing compensation information for Mr. Bruce Foster, who resigned as Chief Financial Officer of the Company effective September 22, 2019, in accordance with SEC rules, since disclosure of Mr. Foster’s compensation would have otherwise been required but for the fact that the he was not serving as an executive officer as of the end of the 2019 fiscal year.

Summary Compensation Table

The following table shows for the years ended September 30, 2019 and 2018 compensation awarded to or paid to our Named Executive Officers.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(*)	Total ($)
Gary Stern	2019	$600,000	$-	$-	$-	$-	$46,985	$646,985
President and Chief Executive Officer	2018	$600,000	$-	$-	$-	$-	$40,390	$640,390
Ricky Stern	2019	$291,538	$100,000	$-	$-	$-	$25,796	$417,334
Senior Vice President and President of GAR Disability	2018	$280,000	$-	$-	$-	$-	$24,429	$304,429
Bruce R. Foster(**)	2019	$275,000	$81,664	$-	$-	$-	$74,278	$430,942
Chief Financial Officer	2018	$275,000	$-	$-	$-	$-	$39,666	$314,666
Seth Berman	2019	$275,000	$20,000	$-	$-	$-	$42,594	$337,594
General Counsel and Chief Compliance Officer and Secretary	2018	$275,000	$-	$-	$-	$-	$35,245	$310,245

(**) Effective September 22, 2019, Mr. Foster resigned and was replaced by Mr. Leidenfrost as the Company’s Chief Financial Officer on September 23, 2019. (*) See below table.

Name	Year	401(k) Company Match ($)	Health Insurance Premiums ($)(1)	Auto Fringe ($)	Paid Vacation Time ($)	Total ($)
Gary Stern	2019	$11,200	$31,171	$4,614	$-	$46,985
Ricky Stern	2019	$12,154	$10,617	$3,025	$-	$25,796
Bruce R. Foster	2019	$12,184	$31,171	$4,479	$26,444	$74,278
Seth Berman	2019	$11,423	$31,171	$-	$-	$42,594

Narrative Following Summary Compensation Table

Total compensation paid to our Named Executive Officers is generally divided among three principal components: base salary, discretionary cash bonuses and equity awards. Base salary is generally fixed and does not vary based on our financial and other performance. In the case of stock options, the value is dependent upon our future stock price and, accordingly, such awards are intended to reward the Named Executive Officers for favorable Company-wide performance. Any cash bonuses are made at the Board of Director's discretion. Our Compensation Committee reviews total compensation to see if it falls in line with peer companies and may also look at overall market data. For fiscal year 2019, the Compensation Committee determined that our compensation program was generally competitive with the members of our peer group.

With respect to the 2019 year, we held base salaries consistent with 2018 levels for Messrs. Gary Stern,  Seth Berman and Bruce R. Foster. We increased the annual base salary for Mr. Ricky Stern by $50,000, effective in June of 2019. The amount reflected in the “Salary” column in the Summary Compensation Table for Mr. Ricky Stern reflects the incremental amount he earned in fiscal year 2019 above his 2018 salary, once his mid-year salary increase took effect. We did not grant stock options or other equity-based compensation awards to our Named Executive Officers during the 2019 year, although all of our Named Executive Officers other than Mr. Foster held outstanding stock option awards as of the end of our 2019 fiscal year, as detailed below. Based on the Board of Director's subjective determination, each Named Executive Officer (other than Mr. Gary Stern) received a discretionary cash bonus in the amount set forth in the “Bonus” column in the Summary Compensation Table. These bonuses were paid in January of 2019 to Messrs. Ricky Stern and Seth Berman. Mr. Foster was paid bonuses of $50,000 in January of 2019 and $31,664 in April of 2019.

All Other Compensation

The Company maintains a 401(k) Retirement Plan covering all of its eligible employees. Matching contributions made by the Company are determined in the discretion of the Board of Directors each plan year. For the 2019 plan year, the Company matched 4% of the Named Executive Officers’ employee contributions to the 401(K) Retirement Plan, up to a maximum match of 4%. Additionally, the Company paid 100% of the health insurance premiums for the Named Executive Officers (and their eligible dependents) and an auto allowance for the Named Executive Officers (other than Mr. Seth Berman), each as shown in the Summary Compensation Table.

Severance and Change-in-Control Benefits

None of our Named Executive Officers are currently providing services under an employment agreement, and upon a termination by the Company, they would not receive severance benefits pursuant to any formal plan or program currently in place. Prior to his resignation, Mr. Foster was a party to an employment agreement with us. His employment agreement provided for severance benefits upon an involuntary termination by the Company. However, no severance benefits became payable to Mr. Foster in connection with his resignation from the Company.

Outstanding Option Awards at Fiscal Year-End

The following table provides information on exercisable options held by the Named Executive Officers on September 30, 2019. As of September 30, 2019 none of the Named Executive Officers held unvested stock option or stock awards.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Gary Stern	60,000	-	$7.63	12/15/20	-	-
	100,000	-	$7.77	12/13/21	-	-
	50,000	-	$8.49	12/12/23	-	-

Ricky Stern	10,000	-	$8.36	12/22/21	-	-
	20,000	-	$9.57	12/18/22	-	-
	20,000	-	$8.49	12/12/23	-	-

Seth Berman	30,000	-	$7.63	12/15/20	-	-
	30,000	-	$7.77	12/13/21	-	-
	20,000	-	$9.57	12/18/22	-	-
	20,000	-	$8.49	12/12/23	-	-

 Director Compensation

All compensation that Mr. Gary Stern received during fiscal year 2019 has been reported above in his employee capacity within the Summary Compensation Table. Mr. Gary Stern received no additional compensation for serving as a director, except that he, like all directors, is eligible to be reimbursed for any expenses incurred in attending Board and committee meetings. For fiscal year 2019, the total annual fees that a director, other than Mr. Gary Stern, could have received for serving on our Board of Directors and committees of the Board of Directors were set as follows:

●	$45,000 for each member of the Board of Directors;

●	$15,000 for Chairman of the Audit Committee;

●	$10,000 for Audit Committee Members;

●	$15,000 for Chairman of the Compensation Committee;

●	$7,500 for Compensation Committee Members;

●	$15,000 for Chairman of the Nominating and Governance Committee;

●	$7,500 for Nominating and Governance Committee Members.

The following table summarizes compensation paid to outside directors in fiscal 2019:

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
Timothy Bishop (2)	$77,500	$-	$77,500
Mark Levenfus (3)	$24,542	$-	$24,542
Louis Piccolo (4)	$45,000	$3,750	$48,750
David Slackman (5)	$77,500	$-	$77,500
Michael Monteleone (3)(6)	$45,000	$-	$45,000

(1)

On August 15, 2019, the Company and Lou Piccolo entered into a new one-year, $30,000 contract, pursuant to which Mr. Piccolo will provide consulting services. Under this new contact, consulting service fees were $3,750 in fiscal 2019. The compensation is paid quarterly. There were no amounts due to Lou Piccolo at September 30, 2019.

(2)

Mr. Bishop was appointed to the Board of Directors on July 19, 2018. Includes, in addition to $45,000 director retainer, $10,000 for being a member of the Audit Committee, $7,500 for being a member of the Compensation Committee, $15,000 for his fee as Chairman of the Nominating and Governance Committee, after Mr. Bishop assumed the role from Mr. Levenfus.

(3)

Includes, in addition to $12,042 director retainer, $8,750 for being Chairman of the Audit Committee, $1,875 for being a member of the Compensation Committee, and $1,875 for being a member of the Nominating and Governance Committee of the Board of Directors, after Mr. Bishop assumed the role as Chairman. Mr. Levenfus resigned from the Board of Directors effective January 3, 2019. The Board of Directors appointed Mr. Monteleone as a director of the Company effective January 4, 2019, to fill the vacancy created by the resignation of Mr. Levenfus.

(4)	Includes $45,000 director retainer. Mr. Piccolo had outstanding unexercised options to purchase 102,500 shares of common stock as of September 30, 2019.

(5)

Includes, in addition to $45,000 director retainer, $15,000 for being Chairman of the Compensation Committee, $10,000 for being a member of the Audit Committee, and $7,500 for being a member of the Nominating and Governance Committee of the Board of Directors. Mr. Slackman had outstanding unexercised options to purchase 42,500 shares of common stock as of September 30, 2019.

(6)	Includes, in addition to $33,750 for his prorated director retainer, $11,250 for his prorated fee for being Chairman of the Audit Committee of the Board of Directors.

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 16, 2020 with respect to beneficial ownership of our Common Stock by (i) each director and executive officer (including any person holding the position of CEO or CFO at any time during the fiscal year of 2019) (ii) each person known by us to own beneficially more than 5% of our outstanding Common Stock, and (iii) all directors and executive officers as a group. This table has been prepared based on 6,567,765 shares of Common Stock outstanding on January 16, 2020. Unless otherwise indicated, the address of each beneficial owner is c/o Asta Funding, Inc., 210 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage(1)
GMS Family Investors LLC (2)	871,500	13.3%
Asta Group, Incorporated (3)	842,000	12.8%
RBF Capital, LLC (4)	400,000	6.1%
3047 Fillmore Street, San Francisco, CA 94123
Officers and Directors:
Ricky Stern (5)	2,530,750	38.2%
Gary Stern (6)	2,249,345	33.2%
Louis A. Piccolo (7)	110,500	1.7%
Seth Berman (8)	100,000	1.5%
David Slackman (9)	57,000	0.9%
Michael Monteleone (10)	-	-
Timothy H. Bishop	-	-
Bruce R. Foster (11)	-	-
Steven Leidenfrost (11)	-	-
All executive officers and directors as a group (9 persons) (12)	5,047,595	71.4%

(1) Any shares of Common Stock that any person named above has the right to acquire within 60 days of January 16, 2020, are deemed to be outstanding for purposes of calculating the ownership percentage of such person, but are not deemed to be outstanding for purposes of calculating the beneficial ownership percentage of any other person not named in the table above.

(2) A limited liability company over which Ricky Stern has sole voting and investment power. Gary Stern has a 77.30% beneficial interest in the LLC, trusts for the benefit of the children of Gary Stern and of which Ricky Stern is the trustee has an 11.84% beneficial interest, and Emily Stern has a 10.78%, and Arthur Stern has a .08% beneficial interest in the LLC.

(3) Asta Group, Incorporated (“Asta Group”) is owned by Arthur Stern, our former Chairman Emeritus and Director, Gary Stern, our Chairman, President and Chief Executive Officer, and other members of the Stern family.

(4) Based on information received from the stockholder.

(5) Includes 50,000 shares of Common Stock issuable upon exercise of options. Includes 145,428 shares directly owned and 318,590 shares held in the Ricky Stern 2012 GST Trust for which he serves as co-trustee with Gary Stern, and has joint voting and investment power, and which are also reported as beneficially owned by Gary Stern. Includes 871,500 shares owned by GMS Family Investors LLC. Ricky Stern is the Manager of the LLC and as such has sole voting and investment power of such shares. Also includes 243,278 shares held in the Emily Stern Family 2012 Trust for which he is trustee, and has sole voting and investment power over such shares, and 714,364 shares held in the Ricky Stern Family 2012 Trust, for which he is trustee, and has sole voting and investment power over such shares. Also includes 187,590 shares held in the Emily Stern 2012 GST Trust for which he is co-trustee with Gary Stern, and which are also reported as beneficially owned by Gary Stern, and has joint voting and investment power over such shares.

(6) Includes 210,000 shares of Common Stock issuable upon exercise of options, 509,049 shares directly owned, and 842,000 shares of Common Stock owned by Asta Group, which shares are attributable to Gary Stern based on his role as an officer, director, and stockholder of Asta Group. Gary Stern disclaims beneficial ownership of the shares owned by Asta Group. Also includes 145,428 shares of Common Stock held by Mr. Stern’s adult child who shares his home, and for which he disclaims beneficial ownership, as well as 187,590 shares held in the Emily Stern 2012 GST Trust for which he is co-trustee with Ricky Stern, and which are also reported as beneficially owned by Ricky Stern, and has joint voting and investment power over such shares. Also includes 318,590 shares held in the Ricky Stern 2012 GST Trust for which he serves as co-trustee with Ricky Stern and has joint voting and investment power, and which are also reported as beneficially owned by Ricky Stern.

(7) Includes 102,500 shares of Common Stock issuable upon exercise of options within 60 days of January 16, 2020.

(8) Includes 100,000 shares of Common Stock issuable upon exercise of options within 60 days of January 16, 2020.

(9) Includes 42,500 shares of Common Stock issuable upon exercise of options within 60 days of January 16, 2020.

(10) Mr. Levenfus resigned from the Board of Directors effective January 3, 2019. The Board of Directors appointed Mr. Monteleone as a director of the Company effective January 4, 2019, to fill the vacancy created by the resignation of Mr. Levenfus.

(11) Effective September 22, 2019, Mr. Foster resigned and was replaced by Mr. Leidenfrost as the Company’s Chief Financial Officer on September 23, 2019.

(12) Includes 505,000 shares of Common Stock issuable upon exercise of options that are exercisable within 60 days of January 16, 2020.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under our 2012 Stock Option and Performance Award Plan, our Equity Compensation Plan and our 2002 Stock Option Plan, as of September 30, 2019.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column(a))
Equity Compensation Plans Approved by Stockholders	722,567	$8.18	1,328,243
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	722,567	$8.18	1,328,343

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On August 15, 2019, the Company and Lou Piccolo, an non-independent member of the Company’s Board of Directors, entered into a new one-year, $30,000 contract, pursuant to which Piccolo will provide consulting services. The compensation is to be paid quarterly. There were no amounts due to Lou Piccolo at September 30, 2019.

For further information regarding the independence of our directors, please see the discussion under Item 10 below the heading “Director Independence,” which discussion is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

EisnerAmper LLP (“EisnerAmper”) has served as the Company’s independent registered public accounting firm since April 2017. The fees billed by EisnerAmper for professional services rendered for the fiscal years ended September 30, 2019 and 2018, are reflected in the following table:

	2019	2018
Audit Fees:	$567,000	$1,003,000
Audit-Related Fees:	-	-
Tax Fees:	-	-
All Other Fees:	-	-
Total Fees:	$567,000	$1,003,000

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

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

(b) The exhibits listed in the Exhibit Index of this Amendment are being filed as part of this Amendment.

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

10.23

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Bruce Foster (incorporated by reference to Exhibit 10.24 to Asta Funding Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017)

10.24

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding, Inc. and Seth Berman (incorporated by reference to Exhibit 10.25 to Asta Funding Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017).

10.25

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Mark Levenfus (incorporated by reference to Exhibit 10.26 to Asta Funding Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017).

10.26

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Louis A. Piccolo (incorporated by reference to Exhibit 10.27 to Asta Funding Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017).

10.27

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and David Slackman (incorporated by reference to Exhibit 10.28 to Asta Funding Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017).

10.28

Indemnification Agreement, dated September 11, 2017, by and between Asta Funding Inc. and Ricky Stern (incorporated by reference to Exhibit 10.29 to Asta Funding Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017).

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

21.1*	Subsidiaries of Asta Funding, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2***	Certification of Steven Leidenfrost, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1****	Certification of the Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2****	Certification of Steven Leidenfrost, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed with the Original 10-K.

***	Filed herewith.

****	Previously furnished with the Original 10-K.

+	Indicates management contract or compensatory plan.

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

Dated: January 27, 2020

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Gary Stern	Chairman of the Board of Directors,	January 27, 2020
Gary Stern	President, and Chief Executive Officer

/s/ Steven Leidenfrost	Chief Financial Officer	January 27, 2020
Steven Leidenfrost	(Principal Financial Officer and Accounting Officer)

/s/ David Slackman	Director	January 27, 2020
David Slackman

/s/ Louis A. Piccolo	Director	January 27, 2020
Louis A. Piccolo

/s/ Michael Monteleone	Director	January 27, 2020
Michael Monteleone

/s/ Timothy H. Bishop	Director	January 27, 2020
Timothy H. Bishop