Form 10-Q
period 2019-12-31
ASTA FUNDING INC
filed 2020-02-21
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

As of February 18, 2020, the registrant had 6,567,765 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	December 31, 2019 (Unaudited)	September 30, 2019
ASSETS
Cash and cash equivalents	$3,156,000	$4,308,000
Available-for-sale debt securities (at fair value)	60,587,000	56,123,000
Investments in equity securities (at fair value)	8,234,000	8,136,000
Consumer receivables acquired for liquidation (at cost)	1,448,000	1,668,000
Investment in personal injury claims, net	4,533,000	5,190,000
Due from third party collection agencies and attorneys	421,000	596,000
Accounts receivable, net	203,000	266,000
Prepaid and income taxes receivable, net	68,000	264,000
Furniture and equipment, net of accumulated depreciation of $1.9 million at December 31, 2019 and at September 30, 2019	96,000	120,000
Right of use assets	545,000	–
Equity method investment	278,000	280,000
Settlement receivable	1,095,000	1,558,000
Deferred income taxes	9,457,000	9,631,000
Goodwill	1,410,000	1,410,000
Other assets	978,000	1,135,000
Total assets	$92,509,000	$90,685,000
LIABILITIES
Accounts payable and accrued expenses	$1,027,000	$941,000
Right of use liability	540,000	–
Income taxes payable	778,000	575,000
	2,345,000	1,516,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding - none	–	–
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding - none	–	–
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at December 31, 2019 and September 30, 2019; and outstanding 6,567,765 at December 31, 2019 and September 30, 2019	135,000	135,000
Additional paid-in capital	68,558,000	68,558,000
Retained earnings	89,217,000	88,172,000
Accumulated other comprehensive income, net of taxes	226,000	276,000
Treasury stock (at cost) 6,891,943 shares at December 31, 2019 and September 30, 2019	(67,972,000)	(67,972,000)
Total stockholders’ equity	90,164,000	89,169,000
Total liabilities and stockholders’ equity	$92,509,000	$90,685,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Revenues:
Finance income, net	$3,132,000	$3,494,000
Personal injury claims income	376,000	713,000
Disability fee income	808,000	1,261,000
Total revenues	4,316,000	5,468,000

Other Income:
Interest and dividend income	329,000	199,000
Other income, net	11,000	35,000
Total other income	340,000	234,000
	4,656,000	5,702,000
Expenses:
General and administrative	3,192,000	3,926,000
Impairment of consumer receivables acquired for liquidation	23,000	–
Loss from equity method investment	4,000	30,000
	3,219,000	3,956,000

Income before income tax	1,437,000	1,746,000
Income tax expense	392,000	471,000
Net income	$1,045,000	$1,275,000

Net income per share:
Basic	$0.16	$0.19
Diluted	$0.16	$0.19

Weighted average number of common shares outstanding:
Basic	6,567,765	6,685,415
Diluted	6,636,098	6,685,722

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

December 31, 2019 and 2018

(Unaudited)

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Comprehensive income is as follows:
Net income	$1,045,000	$1,275,000
Net unrealized (loss) gain on debt securities, net of tax benefit / (expense) of $50,000 and ($52,000) during the three months ended December 31, 2019 and 2018, respectively.	(128,000)	135,000
Reclassification adjustment for securities sold, net of tax expense of $48,000 and $0 during the three months ended December 31, 2019 and 2018, respectively.	122,000	–
Foreign currency translation, net of tax benefit / (expense) of $13,000 and ($25,000) during the three months ended December 31, 2019 and 2018, respectively.	(44,000)	80,000
Other comprehensive (loss) income	(50,000)	215,000
Total comprehensive income	$995,000	$1,490,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2019	13,459,708	$135,000	$68,558,000	$88,172,000	$276,000	$(67,972,000)	$89,169,000
Net income	–	–	–	1,045,000	–	–	1,045,000
Unrealized loss on debt securities, net	–	–	–	–	(128,000)	–	(128,000)
Amount reclassified from other comprehensive income	–	–	–	–	122,000	–	122,000
Foreign currency translation, net	–	–	–	–	(44,000)	–	(44,000)
Balance, December 31, 2019	13,459,708	$135,000	$68,558,000	$89,217,000	$226,000	$(67,972,000)	$90,164,000

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2018	13,459,708	$135,000	$68,551,000	$80,834,000	$35,000	$(67,128,000)	$82,427,000
Cumulative effect of adjustment for adoption of ASC 606, net of tax of $80,000	—	—	—	173,000	—	—	173,000
Cumulative effect of adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	—	—	—	(10,000)	10,000	—	—
Adjusted opening equity	13,459,708	$135,000	$68,551,000	$80,997,000	$45,000	$(67,128,000)	$82,600,000
Stock based compensation expense	—	—	7,000	—	—	—	7,000
Net income	—	—	—	1,275,000	—	—	1,275,000
Unrealized gain on debt securities, net	—	—	—	—	135,000	—	135,000
Foreign currency translation, net	—	—	—	—	80,000	—	80,000
Balance, December 31, 2018	13,459,708	$135,000	$68,558,000	$82,272,000	$260,000	$(67,128,000)	$84,097,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income	$1,045,000	$1,275,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,000	16,000
Deferred income taxes	176,000	162,000
Impairment of consumer receivables acquired for liquidation	23,000	–
Stock based compensation	–	7,000
Unrealized gain on equity securities	(10,000)	29,000
Provision/ (recoveries) for bad debts - personal injury claims	(302,000)	203,000
Loss from equity method investment	4,000	30,000
Changes in:
Prepaid and income taxes receivable	196,000	414,000
Due from third party collection agencies and attorneys	191,000	64,000
Accounts receivable	63,000	(203,000)
Other assets	156,000	184,000
Other liabilities	43,000	(232,000)
Right of use assets	91,000	–
Right of use liabilities	(96,000)	–
Income taxes payable	203,000	–
Net cash provided by operating activities	1,807,000	1,949,000
Cash flows from investing activities:
Principal collected on receivables acquired for liquidation	242,000	535,000
Purchase of available for sale debt securities and investments in equity securities	(48,172,000)	(25,920,000)
Proceeds from sale of available for sale debt securities	43,612,000	20,574,000
Proceeds from note receivable	––	482,000
Proceeds from settlement receivable	463,000	473,000
Personal injury claims - advances	(49,000)	––
Personal injury claims - receipts	1,008,000	1,729,000
Change in equity method investment	(2,000)	(61,000)
Net cash used in investing activities	(2,898,000)	(2,188,000)
Cash flows from financing activities:
Net cash provided by financing activities	––	––

Foreign currency effect on cash	(61,000)	166,000

Net decrease in cash and cash equivalents	(1,152,000)	(73,000)
Cash and cash equivalents at beginning of period	4,308,000	6,284,000
Cash and cash equivalents at end of period	$3,156,000	$6,211,000

Supplemental disclosure of non-cash operating activities:
Initial recognition of right of use assets	$636,000	––
Initial recognition of lease liabilities	$636,000	––

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Business and Basis of Presentation

Business

Asta Funding, Inc., a Delaware Corporation (the “Company,” “we” or “us”), together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Arthur Funding LLC (“Arthur Funding”) (formerly known as Practical Funding, LLC (“Practical Funding”)), and other subsidiaries, which are not all wholly owned, is engaged in several business segments in the financial services industry including funding of personal injury claims, through the Company's wholly owned subsidiaries Sylvave, Simia and Arthur Funding, social security disability advocacy through the Company's wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

 Personal Injury Claims

This segment is comprised of purchased interests in personal injury claims from claimants who are a party to a personal injury claim. The Company advances to each claimant funds on a non-recourse basis at an agreed upon fee, in anticipation of a future settlement. The Company capitalizes employee compensation and benefits expenses as direct costs related to the origination of personal injury advances. Claims purchased consist of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Practical Funding on March 16, 2018 to continue in the personal injury claims funding business. On April 8, 2019, Practical Funding changed its name to Arthur Funding, LLC. Arthur Funding began funding advances on personal injury claims in May 2019 (see Note 5).

Simia commenced operations in January 2017, and conducts its business solely in the United States. Simia obtained its business from external brokers and internal sales professionals soliciting attorneys and law firms who represent claimants who have personal injury claims. Business was also obtained from its website and through attorneys. The personal injury claims segment includes the consolidated results of operations of Sylvave, Simia and Arthur Funding. Simia and Sylvave are not funding any new advances, but continue to collect on outstanding personal claim advances in the ordinary course.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Business and Basis of Presentation (Continued)

Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2019, the condensed consolidated statements of operations for the three months ended December 31, 2019 and 2018, the condensed consolidated statements of comprehensive income (loss) for the three months ended December 31, 2019 and 2018, the condensed consolidated statements of stockholders’ equity as of and for the three months ended December 31, 2019, and the condensed consolidated statements of cash flows for the three months ended December 31, 2019 and 2018, are unaudited. The September 30, 2019 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10 -K for the fiscal year ended September 30, 2019. In the opinion of management, all adjustments necessary to present fairly our financial position at December 31, 2019, the results of operations for the three months ended December 31, 2019 and 2018, the condensed consolidated statements of comprehensive income (loss) for the three months ended December 31, 2019 and 2018, the condensed consolidated statements of stockholders' equity for the three months ended December 31, 2019 and condensed consolidated statements of cash flows for the three months ended December 31, 2019 and 2018 have been made. The results of operations for the three months ended December 31, 2019 and 2018 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 filed with the Securities and Exchange Commission (the “2019 Form 10-K”).

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

 Liquidity

 At December 31, 2019, the Company had $3.2 million in cash and cash equivalents, as well as $68.8 million in Level 1 securities within the fair value hierarchy that are classified as available for sale debt securities and investments in equity securities, on hand and no debt.  In addition, the Company had $90.2 million in stockholders' equity at December 31, 2019.

We believe that our available cash resources and expected cash inflows from operations will be sufficient to fund operations for at least the next twelve months.

Concentration of Credit Risk - Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company did not have cash balances with any domestic bank at December 31, 2019 that exceeded the balance insured by the FDIC limit. Two foreign banks with an aggregate $2.0 million balances are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

Investments in Equity Securities

All equity investments in nonconsolidated entities are measured at fair value with changes recognized in earnings, except for those accounted for using the equity method of accounting. Changes in the fair value of equity securities are included in other income, net on the condensed consolidated statement of operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Business and Basis of Presentation (Continued)

Available-for-Sale Debt Securities

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

Income Recognition - Consumer Receivables

The Company accounts for certain of its investments in consumer receivables using the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method the Company concluded the cost recovery method is the appropriate accounting method under the circumstances.

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

(Unaudited)

Note 1-Business and Basis of Presentation (Continued)

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

 Income Recognition - Social Security Disability Advocacy

In accordance with FASB ASC 606, Revenue from Contracts with Customers, the Company recognizes disability fee income for GAR Disability Advocates and Five Star when disability claimant’s cases close, when cash is received or when the Company receives a notice of award from the Social Security Administration (“SSA”) or the Department of Veterans Affairs that stipulates the amount of fee approved by the SSA to be paid to the Company. The Company establishes a reserve for the differentials in amounts awarded by the SSA compared to the actual amounts received by the Company. Fees paid to the Company are withheld by the SSA against the claimant's disability claim award, and are remitted directly to the Company from the SSA.

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

The Company records its available-for-sale debt securities and investments in equity securities at estimated fair value on a recurring basis. The accompanying condensed consolidated financial statements include estimated fair value information regarding its available-for-sale debt securities and investments in equity securities as of December 31, 2019, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1-Business and Basis of Presentation (Continued)

Fair Value Hierarchy (continued)

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

ASC 825 requires disclosure of fair value information about financial instruments, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Because there are a limited number of market participants for certain of the Company’s assets and liabilities, fair value estimates are based upon judgments regarding credit risk, investor expectation of economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment, which significantly affect the estimates.

Reclassification

Certain prior period amounts in the accompanying condensed consolidated financial statements have been reclassified in connection with the immaterial error correction (included in Note 1 of our 2019 Form 10-K) to conform to the current year presentation.

Recent Accounting Pronouncements

Adopted During the Three Months Ended December 31, 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2016-02. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard became effective in for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted (see Note 7 – Right of Use Assets).

The Company adopted the lease accounting standard using the modified retrospective transition option on adoption on October 1, 2019, which had an immaterial impact to the Company’s condensed consolidated balance sheet. Upon adoption, the Company recorded additional lease liabilities of approximately $636,000 attributable to the Company’s operating leases based on the present value of the remaining minimum lease payments with an increase to right-of-use assets of approximately $636,000. The Company used 3.5% as its incremental borrowing rate to calculate the net present value of its leases at October 1, 2019, based on the Company's estimated borrowing rate for a collateralized loan. The Company had no debt outstanding as of October 1, 2019.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 was effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and were applied in the period of adoption in which the effect of the change in the U.S. federal corporate income tax rate in the Act was recognized. The adoption of this accounting update did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

(Unaudited)

Note 1-Business and Basis of Presentation (Continued)

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

 In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements, but does not expect such adoption to have a material impact.

Note 2-Investments in Debt and Equity Securities

Investments in Equity Securities

Investments of equity securities at December 31, 2019 and September 30, 2019, consists of mutual funds valued at $8.2 million and $8.1 million, respectively.

Net gains and losses recognized on investments in equity securities for the three months ended December 31, 2019 and 2018 are as follows:

	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018
Net gains and (losses) recognized during the period on equity securities	$10,000	$(29,000)

Less: Net gains and (losses) recognized during the period on equity securities sold during the period	–	–

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$10,000	$(29,000)

Available for Sale Debt Securities

Available for sale debt securities at December 31, 2019 and September 30, 2019, consist of the following:

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$60,418,000	$170,000	$1,000	$60,587,000

At December 31, 2018, the Company had $35.8 million in U.S. Treasury Bills, classified as available-for-sale debt securities on the Company's condensed consolidated balance sheet.  These U.S. Treasury bills had $135,000 (net of tax expense of $52,000) in unrealized gains that were recorded in other comprehensive income for the three months ended December 31, 2018.

September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$55,946,000	$178,000	$1,000	$56,123,000

Note 2-Investments in Debt and Equity Securities (Continued)

Unrealized holding gains and losses on available for sale debt securities are included in other comprehensive income (loss) within stockholders’ equity. Realized gains (losses) on available for sale debt securities are included in other income (loss) and, when applicable, are reported as a reclassification adjustment in other comprehensive income (loss).

Note 3-Consumer Receivables Acquired for Liquidation

Accounts acquired for liquidation are stated at cost and consist primarily of defaulted consumer loans of individuals throughout the United States and South America.

The following tables summarize the changes in the condensed consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended December 31,
	2019	2018
Balance, beginning of period	$1,668,000	$3,749,000

Net cash collections	(3,375,000)	(4,025,000)
Impairment	(23,000)	–
Effect of foreign currency translation	46,000	(147,000)
Finance income recognized	3,132,000	3,494,000
Balance, end of period	$1,448,000	$3,071,000
Finance income as a percentage of collections	92.8%	86.8%

 During the three months ended December 31, 2019 and 2018 the Company did not purchase any new portfolios.

As of December 31, 2019, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $0.9 million and $0.3 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $1.2 million, or 83.1% of the $1.4 million in total consumer receivables held at December 31, 2019. Of the total consumer receivables held domestically and internationally 4 individual portfolios comprise 25.2%, 16.9%, 14.5% and 10.0% of the overall asset balance at December 31, 2019.

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

As of December 31, 2019, and September 30, 2019, 1.3% and 1.5% of the Company's total assets were related to its international operation, respectively. For the three months ended December 31, 2019 and 2018, 6.2% and 4.9% of the Company's total revenue related to its international operations, respectively.

At December 31, 2019, approximately 27% of the Company’s portfolio face value was serviced by five collection organizations.  At September 30, 2019, approximately 28% of the Company’s portfolio face value was serviced by five collection organizations. The Company has servicing agreements in place with these five collection organizations, as well as all of the Company’s other third-party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 27% and 28% as of December 31, 2019 and September 30, 2019, respectively, of the Company’s portfolio face value, it does represent approximately 86% and 86% of the Company’s portfolio face value at all third party collection agencies and attorneys as of December 31, 2019 and September 30, 2019, respectively.

 ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3-Consumer Receivables Acquired for Liquidation (Continued)

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs, for the three months ended December 31, 2019 and 2018, respectively.

	For the Three Months Ended December 31,
	2019	2018
Gross collections (1)	$6,549,000	$8,220,000
Commissions and fees (2)	3,174,000	4,195,000
Net collections	$3,375,000	$4,025,000

(1)	Gross collections include collections from third party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.
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

 Note 4-Equity Method Investments

Serlefin Peru is a joint venture in which the Company has a 49% ownership interest. The other 51% is owned by three individuals who share common ownership with Serlefin BPO&O Serlefin S.A. (“Serlefin”). Each owner maintains voting rights equivalent to their share ownership, and the 51% shareholders collectively manage the operations of the business. Based on the Company's ownership and voting rights, the Company lacks requisite control of Serlefin Peru, and therefore accounts for its investment in Serlefin Peru under the equity method of accounting.

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.3 million and $0.3 million in performance fees for the three months ended December 31, 2019 and 2018, respectively.

The carrying value of the investment in Serlefin Peru was $278,000 and $280,000 as of December 31, 2019 and September 30, 2019, respectively. The cumulative net loss from our investment in Serlefin Peru from the date of the initial investment through December 31, 2019 was approximately $256,000, and was not significant to the Company's condensed consolidated statement of operations.

Note 5-Personal Injury Claims Funding

Simia and Sylvave

As of December 31, 2019, Simia had a personal injury claims portfolio of $1.1 million, and recognized revenue for the three months then ended of $16,000.   As of September 30, 2019, Simia had a personal injury claims portfolio of $1.3 million, and recognized revenue of $15,000 for the three months ended December 31, 2018.

 As of December 31, 2019, Sylvave had a personal injury claims portfolio of $3.1 million, and recognized revenue for the three months then ended of $346,000.  As of September 30, 2019, Sylvave had a personal injury claims portfolio of $3.7 million, and recognized revenue of $699,000 for the three months ended December 31, 2018.

Simia and Sylvave remain in operation to continue to collect on their outstanding personal injury claim portfolios, but will not be funding any new advances to claimants.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5-Personal Injury Claims Funding (Continued)

Arthur Funding

Arthur Funding began funding advances on personal injury claims in May 2019. As of December 31, 2019, Arthur Funding had a personal injury claims portfolio of $0.3 million, and recognized revenue for the three months then ended of $14,000. As of September 30, 2019, Arthur Funding had a personal injury claims portfolio of $0.2 million, and no revenue was recognized for the three months ended December 31, 2018.

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia, Sylvave and Arthur Funding, net of reserves, for the following periods:

	December 31, 2019	December 31, 2018
Balance, beginning of period	$5,190,000	$10,745,000
Personal claim advances	49,000	–
(Write offs) recoveries	302,000	(203,000)
Personal injury claims income	376,000	713,000
Personal injury claims receipts	(1,384,000)	(2,442,000)
Balance, end of period	$4,533,000	$8,813,000

 The Company recognized personal injury claims income of $0.4 million and $0.7 million for the three months ended December 31, 2019 and 2018, respectively. The Company has recorded a net reserve against its investment in personal injury claims of $1.1 million as of December 31, 2019 and $1.2 million as of September 30, 2019.

Note 6-Non-Recourse Debt

Non-Recourse Debt -Bank of Montreal (“BMO”)

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

During the month of June 2016, the Company received the balance of the $16.9 million and, as of December 31, 2019 and September 30, 2019, the Company recorded a liability to BMO of approximately $77,000 and $22,000, respectively, which has been recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet. The funds were subsequently remitted to BMO on January 10, 2020 and October 10, 2019, respectively. The liability to BMO is recorded when actual collections are received.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Right of Use Assets and Liabilities

Effective October 1, 2019, the Company adopted ASU 2016-02, and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 affected the accounting treatment for operating lease agreements in which the Company is the lessee by recognizing lease assets and liabilities on the balance sheet. The Company leases the premises for two New Jersey office facilities under operating lease agreements expiring in various years through 2023. The Company is responsible to pay all insurance, utilities, maintenance and repairs on the office spaces. All of the Company’s leases are classified as operating leases.

On October 1, 2019, the Company recorded additional lease liabilities of approximately $636,000 attributable to the Company’s operating leases based on the present value of the remaining minimum lease payments with an increase to right-of-use assets of approximately $636,000. The Company used 3.5% as its incremental borrowing rate to calculate the net present value of its leases on October 1, 2019. As of December 31, 2019, the Company’s operating lease right-of-use assets and operating lease liabilities were approximately $545,000 and $540,000, respectively.

The Company leases office space in Englewood Cliffs, New Jersey and subleases office space in Fort Lee, New Jersey under agreements classified as operating leases.

The lease agreement in Englewood Cliffs, New Jersey expires on August 31, 2020 and does not include any renewal option. The lease agreement provides for an initial monthly base amount plus annual escalations through the term of the lease.

The sublease agreement in Fort Lee, New Jersey expires on March 31, 2023 and does not include any renewal option. The lease agreement provides for an initial monthly base amount plus certain additional amounts pursuant to the leasing arrangement between the landlord and sublessor.

In adopting the new accounting guidance, the Company used the following practical expedients for transitional relief as provided for in ASU 2018-01:

●An entity need not reassess whether any expired or existing contracts are or contain leases.

●An entity need not reassess the lease classification for any expired or existing leases.

●An entity need not reassess initial direct costs for any existing leases.

●An entity may elect to apply hindsight to leases that existed during the period from the beginning of the earliest period presented in the financial statements until the effective date.

The Company also elected not to include short-term leases (i.e., leases with initial terms of twelve months or less) or insignificant equipment leases on the condensed consolidated balance sheet as provided for in the accounting guidance.

The following provides additional information about the Company’s operating leases:

As of December 31, 2019:

Weighted average remaining lease term (in years)	2.40
Weighted average discount rate	3.5%

As of December 31, 2019, the future minimum payments for the fiscal years are as follows:

2020	$247,000
2021	122,000
2022	131,000
2023	65,000
Thereafter	–

Total lease payments	565,000
Less interest	(25,000)
Operating lease liability	$540,000

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, and (ii) Fort Lee, New Jersey. Rent expense for the three months ended December 31, 2019 and 2018 was $0.1 million and $0.1 million, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 - Settlements

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

As of December 31, 2019, and September 30, 2019, the Company has a settlement receivable due from this third-party servicer of $1.1 million and $1.6 million, respectively. During the three months ended December 31, 2019, the Company received $0.5 million in payments from this third-party servicer. For the three months ended December 31, 2019 and 2018, the Company recorded $39,000 and $68,000 in interest income, which is included in other income on the Company's condensed consolidated statements of operations.

Note 9 – Interest, Dividend and Other Income

The following tables summarize interest, dividend and other income for the three months ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Interest and dividend income	$329,000	$199,000
Realized gain	–	25,000
Unrealized gain (loss)	10,000	(29,000)
Other	1,000	39,000
	$340,000	$234,000

Note 10 -Commitments and Contingencies

Legal Matters

On November 7, 2019, a shareholder of the Company filed a verified shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain current and former officers and directors of the Company, and named the Company as a nominal defendant, alleging that certain actions taken by management constituted a violation of fiduciary duty to the Company. The Company believes the lawsuit is without merit and intends to vigorously defend the matter. On or about January 8, 2020, a motion to dismiss the complaint was filed on behalf of all individual defendants and the Company as nominal defendant.

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

 Note 11 -Income Taxes

 At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three months ended December 31, 2019 was 27.3%, compared to 27.9% in the same period of the prior year. The effective rate for fiscal 2020 and 2019 differed from the U.S. federal statutory rate of 21%, primarily due to state income taxes and other permanent differences.

 The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12 -Net Income per Share

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

The following table presents the computation of basic and diluted per share data for the three months ended December 31, 2019 and 2018:

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018
Net Income	$1,045,000	$1,275,000

Basic earnings per common share	$0.16	$0.19

Diluted earnings per common share	$0.16	$0.19

Weighted average number of common shares outstanding:
Basic	6,567,765	6,685,415
Dilutive effect of stock options	68,333	307
Diluted	6,636,098	6,685,722

At December 31, 2019 there were 85,000 stock options outstanding that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

Note 13-Stock Option Plans

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, awarded 245,625 shares of restricted stock, and has cancelled 115,268 options, leaving 1,328,843 shares available as of December 31, 2019. At December 31, 2019, 54 of the Company’s employees were able to participate in the 2012 Plan.

Equity Compensation Plan

On December 1, 2005, the Company adopted the Equity Compensation Plan (the “Equity Compensation Plan”), which was approved by the stockholders of the Company on March 1, 2006. The Equity Compensation Plan was adopted to supplement the Company’s 2002 Stock Option Plan (as defined below).

The Equity Compensation Plan provides the Company with flexibility with respect to equity awards by providing for grants of stock options, stock awards (i.e. restricted or unrestricted), stock purchase rights and stock appreciation rights.

The Company authorized 1,000,000 shares of Common Stock for issuance under the Equity Compensation Plan. As of March 21, 2012, no more awards could be issued under this plan.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13-Stock Option Plans (Continued)

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

The following table summarizes stock option transactions under the 2012 Plan, the Equity Compensation Plan and the 2002 Plan (collectively, the “Plans”):

	Three Months Ended December 31,
	2019		2018
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	722,567	$8.18	728,867	$8.17
Options forfeited/cancelled	(52,400)	8.07	(334)	7.93
Outstanding options at the end of period	670,167	$8.19	728,533	$8.17

Exercisable options at the end of period	670,167	$8.19	728,533	$8.17

The following table summarizes information about the Plans outstanding options as of December 31, 2019:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$5.7501	-	$8.6250	560,667	2.7	7.96	560,667	7.96
$8.6251	-	$11.5000	109,500	3.1	9.37	109,500	9.37

			670,167	2.7	$8.19	670,167	$8.19

The Company recognized $0 and $7,000 of compensation expense related to the stock options vested during the three months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was no unrecognized compensation cost related to stock option awards.

The intrinsic value of the outstanding and exercisable options as of December 31, 2019 was approximately $1.4 million. The weighted average remaining contractual life of exercisable options is 2.7 years. There were no options exercised during the three months ended December 31, 2019 and 2018. The fair value of the stock options that vested during the three months ended December 31, 2019 and 2018 was approximately $0 and $76,000, respectively. There were no options granted during the three months ended December 31, 2019 and 2018.

The Company did not grant any restricted stock awards during the three months ended December 31, 2019 and 2018. As of December 31, 2019, and September 30, 2019, there was no unrecognized compensation cost related to restricted stock awards.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 14-Stockholders’ Equity

 The Company has 5,000,000 authorized preferred shares with a par value of $0.01 per share. The Company’s board of directors (the “Board of Directors”) is authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of December 31, 2019 and 2018.

Dividends are declared at the discretion of the Board of Directors and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board of Directors deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of December 31, 2019, there were no such restrictions, as there were no lending agreements in place. No dividends were declared during fiscal year 2020.

Note 15-Fair Value of Financial Measurements and Disclosures

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	December 31, 2019		September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$66,000	$66,000	$64,000	$64,000
Investments in equity securities (Level 1)	8,234,000	8,234,000	8,136,000	8,136,000
Available-for-sale debt securities (Level 2)	60,587,000	60,587,000	56,123,000	56,123,000
Consumer receivables acquired for liquidation (Level 3)	1,448,000	26,221,000	1,668,000	25,783,000

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

The Company’s investments in equity securities and available-for-sale debt securities are classified as Level 1 and Level 2 financial instruments, respectively, based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2018. The Company had no Level 3 available-for-sale investments during the three months ended December 31, 2019.

Consumer receivables acquired for liquidation - The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of monthly collections for consumer receivables over the estimated collection period, which is currently January of 2020 through December of 2026. These cash flows are then fair valued using a discount rate of 20%. See Note 3 for the rollforward of Level 3 activity.

Note 16 – Related Party Transactions

The Company utilizes the services of a consultant in conjunction with its international operations. The consultant is the spouse of one of the owners of Serlefin Peru. For the three months ended December 31, 2019 and 2018, the Company paid this consultant $12,500 and $25,239, respectively. The Company does not have a formal agreement in place for these services, and the Company had no amounts due to this consultant as of December 31, 2019 and September 30, 2019.

On August 15, 2019, the Company and Lou Piccolo, a non-independent member of the Company’s Board of Directors, entered into a new one-year, $30,000 contract, pursuant to which Mr. Piccolo will provide consulting services. The compensation is to be paid quarterly. The Company recorded an expense of $7,500 for the three months ended December 31, 2019. There were no amounts due to Mr. Piccolo at December 31, 2019 and September 30, 2019.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17-Segment Reporting

The Company operates through strategic business units that are aggregated into three reportable segments: Consumer receivables, personal injury claims and social security disability advocacy. The three reportable segments consist of the following:

•

Consumer Receivables - This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables.  Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard ®, Visa ® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Recently, the Company's efforts have been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. The Company holds consumers receivable acquired for liquidation in both Colombia and Peru of approximately $1.2 million. The business conducts its activities primarily under the name Palisades Collection, LLC.

•

Personal Injury Claims - This segment is comprised of purchased interests in personal injury claims from claimants who are a party in personal injury litigation or claims. The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Arthur Funding, on March 16, 2018 to continue in the personal injury claims funding business. Arthur Funding began funding advances on personal injury claims in May 2019. Arthur Funding, Simia and Sylvave conduct its businesses solely in the United States and obtains business from external brokers and internal sales professionals soliciting attorneys and law firms who represent claimants who have personal injury claims. Business is also obtained from its website and through attorneys. Simia and Sylvave are not funding any new advances, but continue to collect on outstanding personal injury claim advances in the ordinary course.

•

Social Security Benefit Advocacy - GAR Disability and Five Star are advocacy groups representing individuals throughout the United States in their claims for social security disability and supplemental security income benefits from the Social Security and Veterans Administration.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17-Segment Reporting (Continued)

The following table shows results by reporting segment for the three months ended December 31, 2019 and 2018:

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims	Corporate (2)	Total

Three Months Ended December 31,
2019:
Revenues	$3.1	$0.8	$0.4	$–	$4.3
Other income	–	–	–	0.3	0.3
Segment profit (loss)	2.9	–	0.6	(2.1)	1.4
Segment Assets (1)	7.2	1.0	4.8	79.5	92.5
2018:
Revenues	$3.5	$1.3	$0.7	$–	$5.5
Other income	0.1	–	–	0.1	0.2
Segment profit (loss)	2.9	0.4	0.5	(2.1)	1.7
Segment Assets (1)	12.0	1.4	10.1	62.6	86.1

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the condensed consolidated balance sheet.
(2)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the restatement of previously issued financial statements, the identified material weaknesses in our internal control over financial reporting and our ability to remediate those material weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise any forward-looking statements.

Overview

Asta Funding, Inc., a Delaware Corporation (the “Company,” “we” or “us”), together with our wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Arthur Funding LLC (“Arthur Funding”) (formerly known as Practical Funding, LLC (“Practical Funding”)), and other subsidiaries, which are not all wholly owned, are engaged in several business segments in the financial services industry including funding of personal injury claims, through our wholly owned subsidiaries Sylvave, Simia and Arthur Funding, social security disability advocacy through our wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for our own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

We operate principally in the United States in three reportable business segments: consumer receivables, social security disability advocacy and personal injury claims.

For a detailed description of our segments, please read Note 17 - Segment Reporting, in our notes to condensed consolidated financial statements.

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

The Company’s board of directors (the “Board of Directors”) has established a special committee of independent directors with its own independent advisors to review the Proposal.

 Financial Information About Operating Segments

The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three months ended December 31, 2019 and 2018.  The Company accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods we include the financial results of Sylvave in our consolidated statement of operations, while Simia and Arthur Funding are consolidated entities. The following table summarizes total revenues by percentage from our three lines of business for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018
Finance income (consumer receivables)	72.6%	63.9%
Personal injury claims income	8.7%	13.0%
Disability fee income	18.7%	23.1%
Total revenues	100.0%	100.0%

Information about the results of each of our reportable segments for the three-month periods ended December 31, 2019 and 2018, reconciled to the consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in our condensed consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims	Corporate (2)	Total

Three Months Ended December 31,
2019:
Revenues	$3.1	$0.8	$0.4	$–	$4.3
Other income	–	–	–	0.3	0.3
Segment profit (loss)	2.9	0.0	0.6	(2.1)	1.4
Segment Assets (1)	7.2	1.0	4.8	79.5	92.5
2018:
Revenues	$3.5	$1.3	$0.7	$–	$5.5
Other income	0.1	–	–	0.1	0.2
Segment profit (loss)	2.9	0.4	0.5	(2.1)	1.7
Segment Assets (1)	12.0	1.4	10.1	62.6	86.1

We do not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the condensed consolidated balance sheet.
(2)	Corporate is not part of our three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables - accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables - accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

Personal Injury Claims

This Company’s personal injury claims business segment is comprised of purchased interests in personal injury claims from claimants who are a party in personal injury litigation or claims. The Company advances to each claimant funds on a non-recourse basis at an agreed upon interest rate, in anticipation of a future settlement. The interest in each claim purchased consists of the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. The Company historically funded personal injury claims in Simia and Sylvave. The Company formed a new wholly owned subsidiary, Arthur Funding, on March 16, 2018 to continue in the personal injury claims funding business. Arthur Funding began funding advances on personal injury claims in May 2019. Arthur Funding, Simia and Sylvave conduct its businesses solely in the United States and obtains business from external brokers and internal sales professionals soliciting attorneys and law firms who represent claimants who have personal injury claims. Business is also obtained from its website and through attorneys. Simia and Sylvave are not funding any new advances, but continue to collect on outstanding personal injury claim advances in the ordinary course.

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

Critical Accounting Policies

Income Recognition - Consumer Receivables

We account for certain of our investments in consumer receivables using the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310”). Under the guidance of ASC 310, static pools of accounts are established. These pools are aggregated based on certain common risk criteria. Each static pool is recorded at cost and is accounted for as a single unit for the recognition of income, principal payments and loss provision. Due to the substantial reduction of portfolios reported under the interest method, and the inability to reasonably estimate cash collections required to account for those portfolios under the interest method, we concluded the cost recovery method is the appropriate accounting method under the circumstances.

Under the guidance of ASC 310, we must analyze a portfolio upon acquisition to ensure which method is appropriate, and once a static pool is established for a quarter, individual receivable accounts are not added to the pool (unless replaced by the seller) or removed from the pool (unless sold or returned to the seller).

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

If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections. We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. We invest in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, it has the added benefit of soliciting its third party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows, and our ability to recover our cost basis. For the three months ended December 31, 2019, we recorded impairment of our international portfolios by $23,000. For the three months ended December 31, 2018, we did not record any impairments on our domestic or international portfolios.

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

Income Recognition - Social Security Disability Advocacy

In accordance with FASB ASC 606, Revenue from Contracts with Customers, we recognize disability fee income for GAR Disability Advocates and Five Star when disability claimant’s cases close, when cash is received, or when we receive a notice of award from the Social Security Administration (“SSA”) that stipulates the amount of fee approved by the SSA to be paid to us. We establish a reserve for the differentials in amounts awarded by the SSA and Veterans Administration compared to the actual amounts received by us. Fees paid to us are withheld by the SSA and Veterans Administration against the claimant's disability claim award, and are remitted directly to us from the SSA and Veterans Administration.

In the following discussions, most percentages and dollar amounts have been rounded to aid in the presentation. As a result, all figures are approximations.

Results of Operations

Three Months Ended December 31, 2019, Compared to the Three Months Ended December 31, 2018

Finance income. For the three months ended December 31, 2019, finance income decreased $0.4 million, or 10.4%, to $3.1 million from $3.5 million for the three months ended December 31, 2018. The decrease in finance income was due to reduction in the collections on portfolios during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 and the overall age of the portfolios. During the three months ended December 31, 2019 and 2018, the Company did not purchase any consumer portfolios. Net collections for the three months ended December 31, 2019 decreased 16.1% to $3.4 million from $4.0 million for the three months ended December 31, 2018.  For the three months ended December 31, 2019 gross collections decreased 20.3%, or $1.7 million, to $6.5 million from $8.2 million for the three months ended December 31, 2018. For the three months ended December 31, 2019 commissions and fees associated with gross collections from our third-party collection agencies and attorneys decreased 24.3% or $1.0 million to $3.2 million from $4.2 million for the three months ended December 31, 2018. Commissions and fees amounted to 48.5% of gross collections for the three months ended December 31, 2019, compared to 51.0% for the three months ended December 31, 2018 resulting from lower percentage of commissionable collections in the current year period.

Management’s outlook for our Consumer Receivables business segment is that we expect that Finance income may continue to decline due to the continued aging of our existing credit card portfolios.  Although we may purchase new portfolios in future periods, we may not be able to purchase consumer receivable portfolios domestically at favorable prices or on sufficient terms. The expected decline in our future Finance income may have a negative impact on our Consumer Receivables business segment and our consolidated pre-tax profits in fiscal 2020 and future periods.

Personal Injury Claims income. Personal injury claims income decreased 47.3% or $0.3 million to $0.4 million for the three months ended December 31, 2019 from $0.7 million for the three months ended December 31, 2018 as a result of lower new advances in Arthur Funding and continued collections on historical personal injury claims.

Social security benefit advocacy fee income. Disability fee income decreased $0.5 million, or 35.9%, to $0.8 million for the three months ended December 31, 2019 from $1.3 million for the three months ended December 31, 2018, due to decrease in average fees per case earned for the disability claimants’ cases closed with the Social Security and Veterans Administration during the current quarter.

Management’s outlook for our Social Security Disability Advocacy business segment is that revenue and segment profitability may be lower for the full year of fiscal 2020 as compared with the full year of fiscal 2019.  This full year outlook for fiscal 2020 is attributable to the decline in our first quarter revenue and segment profit in the first quarter of fiscal 2020 as compared with the first quarter of fiscal 2019 and the fourth quarter of fiscal 2019.

Earnings (loss) from equity method investee. Earnings from equity method investment increased by $26,000 to a loss of $4,000 for the three months ended December 31, 2019 from a loss of $30,000 during the three months ended December 31, 2018.

Interest and dividend income. Interest and dividend income increased $0.1 million, or 65% to $0.3 million for the three months ended December 31, 2019 from $0.2 million for the three months ended December 31, 2018, due to higher balances in U.S. Treasury securities.

Other income, net. The following table summarizes other income for the three months ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Realized gain	$–	$25,000
Unrealized gain (loss)	10,000	(29,000)
Other	1,000	39,000
	$11,000	$35,000

General and administrative expenses.  For the three months ended December 31, 2019, general and administrative expense decreased $0.7 million, or 18.7%, to $3.2 million from $3.9 million for the three months ended December 31, 2018, primarily due to a decrease in bad debt expense of $0.5 million and a favorable foreign exchange variance of $0.5 million offset by increase in outside services of $0.3 million.

Segment profit - Consumer Receivables. Segment profit remained flat at $2.9 million for the three months ended December 31, 2019 and 2018. The revenue decreased by $0.4 million for the three months ended December 31, 2019 to $3.1 million from $3.5 million for the three months ended December 31, 2018 but offset by favorable foreign exchange variance of $0.5 million and an increase in collection expenses of $0.1 million.

Segment profit - Personal Injury Claims. Segment profit increased $0.1 million to $0.6 million for the three months ended December 31, 2019, from $0.5 million for the three months ended December 31, 2018. This increase in profitability is a result of decreased revenue of $0.3 million and increase in various operating expenses of $0.1 million offset by a decrease in bad debt expense of $0.5 million.

Segment loss – Social Security Disability Advocates. The Segment profit was $36,000 for the three months ended December 31, 2019 as compared to segment profit of $0.4 million for the three months ended December 31, 2018. The decrease in profitability of $0.4 million in the current fiscal year is primarily the result of decreased revenue of $0.5 million in the current year.

Income tax expense. Income tax expense, consisting of federal and state components, for three months ended December 31, 2019, was $0.4 million, a decrease of $0.1 million as compared to the three months ended December 31, 2018. The decrease in income tax expense was primarily related to a larger percentage of pre-tax income being generated by our foreign operations.

Net income. As a result of the above, we generated net income for the three months ended December 31, 2019 of $1.0 million, compared to $1.3 million for the three months ended December 31, 2018.

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

Financing Agreement. August 7, 2013, Palisades XVI, a 100% owned bankruptcy remote subsidiary, entered into a Settlement Agreement (the “BMO Settlement Agreement”) with BMO as an amendment to the RFA. In consideration for a $15 million prepayment funded by the Company, BMO has agreed to significantly reduce minimum monthly collection requirements and the interest rate. If and when BMO were to receive the next $15 million of collections from the Portfolio Purchase, (the “Remaining Amount”) less certain credits for payments made prior to the consummation of the BMO Settlement Agreement, Palisades XVI would be entitled to recover from future net collections the $15 million prepayment that it funded. Thereafter, BMO would have the right to receive 30% of future net collections. Upon repayment of the Remaining Amount to BMO, Palisades XVI would be released from the remaining contractual obligation of the RFA.

On June 3, 2014, Palisades XVI finished paying the Remaining Amount. The final principal payment of $2.9 million included a voluntary prepayment of $1.9 million provided from funds of the Company. Accordingly, Palisades XVI was entitled to receive $16.9 million of future collections from the Portfolio Purchase before BMO is entitled to receive any payments with respect to its Income Interest. During the month of June 2016, we received the balance of the $16.9 million, and, as of December 31, 2019, we recorded a liability to BMO of approximately $0.1 million. The funds were subsequently remitted to BMO on January 10, 2020. The liability to BMO is recorded when actual collections are received.

Cash Flow

At December 31, 2019, our cash decreased $1.1 million to $3.2 million from $4.3 million at September 30, 2019. Our cash balance remained consistent, due to the fact we invested all excess cash in US Treasury bills, which are accounted for as available for sale debt securities on our condensed consolidated balance sheet.

Net cash provided by operating activities was $1.8 million during the three months ended December 31, 2019, as compared to $1.9 million for the three months ended December 31, 2018, primarily resulting from the decrease in net income of $0.3 million in the current period compared to $1.3 million in the prior year period, decrease in provision for bad debts for personal injury claims of $0.5 million offset by increase in other assets and liabilities of $0.6 million. Net cash used in investing activities was $2.9 million during the three month period ended December 31, 2019, as compared to $2.2 million during the three month period ended December 31, 2018. The change in cash used in investing activities is primarily due to the decrease in the personal injury claims receipts of $0.7 million and lower principal collected on receivables acquired for liquidation of $0.3 million in the current period compared to the prior period, proceeds from notes receivable of $0.5 million in the prior year period offset by lower net investment in available for sale securities of $0.8 million in the current year compared to the prior year period. There was no cash provided by financing activities during the three months ended December 31, 2019 and in the same prior year period.

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

For additional information regarding our methods of accounting for our investment in finance receivables, the qualitative and quantitative factors we use to determine estimated cash flows, and our performance expectations of our portfolios, see “ Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies ” above.

Recent Accounting Pronouncements

Adopted During The Three Months Ended December 31, 2019

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2016- 02. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard became effective in for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted (see Note 7 – Right of Use Assets and Liabilities).

The Company adopted the lease accounting standard using the modified retrospective transition option on adoption on October 1, 2019, which had an immaterial impact to the Company’s condensed consolidated balance sheet. Upon adoption, the Company recorded additional lease liabilities of approximately $636,000 attributable to the Company’s operating leases based on the present value of the remaining minimum lease payments with an increase to right-of-use assets of approximately $636,000. The Company used 3.5% as its incremental borrowing rate to calculate the net present value of its leases at October 1, 2019, based on the Company's estimated borrowing rate for a collateralized loan. The Company had no debt outstanding as of October 1, 2019.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 was effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and were applied in the period of adoption in which the effect of the change in the U.S. federal corporate income tax rate in the Act was recognized. The adoption of this accounting update did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The ASU 2016-13 requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Additionally, the ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For the Company, this update will be effective for interim periods and annual periods beginning after December 15, 2022. Upon adoption, the Company will accelerate the recording of its credit losses and is continuing to assess the impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The objective of ASU 2017-04 is to simplify the subsequent measurement of goodwill, by eliminating step 2 from the goodwill impairment test. The amendments in ASU 2017-04 are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. We do not believe ASU 2017-04 will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. The ASU removes the requirement to disclose: the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; the policy for timing of transfers between levels; and the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact ASU 2018-13 will have on our consolidated financial statements.

 In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning in fiscal 2022. The Company is evaluating the impact of the adoption of ASU 2019-12 on its financial statements, but does not expect such adoption to have a material impact.

Item 4.	Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

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

●

The Company did not maintain and document internal controls with sufficient precision designed to provide reasonable assurance related to third party service providers and third-party advocates providing cash collection and advocacy services including the completeness and accuracy of related information.

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

Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the first quarter of fiscal year 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Management has concluded that there have been no changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 7, 2019, a shareholder of the Company filed a verified shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain current and former officers and directors of the Company, and named the Company as a nominal defendant, alleging that certain actions taken by management constituted a violation of fiduciary duty to the Company. The Company believes the lawsuit is without merit and intends to vigorously defend the matter. On or about January 8, 2020, a motion to dismiss the complaint was filed on behalf of all individual defendants and the Company as nominal defendant.

Item 1A.	Risk factors

For a discussion of our potential risks and uncertainties, see the information previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2019 filed with the SEC on December 20, 2019. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Default Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a) Exhibits.

31.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Steven Leidenfrost, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Gary Stern, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Steven Leidenfrost, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation.

101.DEF	XBRL Taxonomy Extension Definition.

101.LAB	XBRL Taxonomy Extension Labels.

101.PRE	XBRL Taxonomy Extension Presentation.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASTA FUNDING, INC. (Registrant)

Date: February 21, 2020	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2020	By:	/s/ Steven Leidenfrost
Steven Leidenfrost, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)