Form 10-Q
period 2020-03-31
ASTA FUNDING INC
filed 2020-05-29
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 22, 2020, the registrant had 6,567,765 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31, 2020 (Unaudited)	September 30, 2019
ASSETS
Cash and cash equivalents	$8,982,000	$4,308,000
Available for sale debt securities (at fair value)	55,692,000	56,123,000
Investments in equity securities (at fair value)	8,111,000	8,136,000
Consumer receivables acquired for liquidation (at cost)	1,193,000	1,668,000
Investment in personal injury claims, net	3,709,000	5,190,000
Due from third party collection agencies and attorneys	345,000	596,000
Accounts receivable, net	212,000	266,000
Prepaid and income taxes receivable, net	68,000	264,000
Furniture and equipment, net of accumulated depreciation of $2.0 million at March 31, 2020 and $1.9 million at September 30, 2019	72,000	120,000
Right of use assets	454,000	––
Equity method investment	223,000	280,000
Settlement receivable	757,000	1,558,000
Deferred income taxes	9,383,000	9,631,000
Goodwill	1,410,000	1,410,000
Other assets	1,754,000	1,135,000
Total assets	$92,365,000	$90,685,000
LIABILITIES
Accounts payable and accrued expenses	$1,499,000	$994,000
Right of use liability	456,000	––
Income taxes payable	391,000	787,000
	2,346,000	1,781,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at March 31, 2020 and September 30, 2019; and outstanding 6,567,765 at March 31, 2020 and September 30, 2019	135,000	135,000
Additional paid-in capital	68,558,000	68,558,000
Retained earnings	88,880,000	87,907,000
Accumulated other comprehensive income, net of taxes	418,000	276,000
Treasury stock (at cost) 6,891,943 shares at March 31, 2020 and September 30, 2019	(67,972,000)	(67,972,000)
Total stockholders’ equity	90,019,000	88,904,000
Total liabilities and stockholders’ equity	$92,365,000	$90,685,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Revenues:
Finance income, net	$2,808,000	$3,481,000	$5,940,000	$6,975,000
Personal injury claims income	165,000	456,000	541,000	1,169,000
Disability fee income	900,000	1,296,000	1,708,000	2,557,000

Total revenues	3,873,000	5,233,000	8,189,000	10,701,000

Other Income:
Interest and dividend income	320,000	255,000	649,000	454,000
Gain on settlement	30,000	323,000	30,000	323,000
Other income (expense), net	(172,000)	51,000	(161,000)	86,000
Total other income	178,000	629,000	518,000	863,000
	4,051,000	5,862,000	8,707,000	11,564,000

Expenses:
General and administrative	3,906,000	3,395,000	7,098,000	7,321,000
Impairment of consumer receivables acquired for liquidation	––	—	23,000	—
Loss from equity method investment	53,000	56,000	57,000	86,000

	3,959,000	3,451,000	7,178,000	7,407,000

Income before income tax	92,000	2,411,000	1,529,000	4,157,000
Income tax expense	164,000	638,000	556,000	1,109,000

Net (loss) income	$(72,000)	$1,773,000	$973,000	$3,048,000

Net income (loss) per share:
Basic	$(0.01)	$0.27	$0.15	$0.46
Diluted	$(0.01)	$0.27	$0.15	$0.46

Weighted average number of common shares outstanding:
Basic	6,567,765	6,685,415	6,567,765	6,685,415
Diluted	6,567,765	6,685,827	6,654,873	6,685,775

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income (Loss)

March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Comprehensive income is as follows:
Net (loss) income	$(72,000)	$1,773,000	$973,000	$3,048,000

Net unrealized gain (loss) on debt securities, net of tax (expense)/ benefit of ($9,000) and ($35,000) during the three months ended March 31, 2020 and 2019, respectively, and $43,000 and ($87,000) during the six months ended March 31, 2020 and 2019, respectively.	21,000	88,000	(107,000)	223,000
Reclassification adjustment for securities sold, net of tax expense of ($2,000) and $0 during the three months ended March 31, 2020 and 2019, respectively, and ($50,000) and $0 during the six months ended March 31, 2020 and 2019, respectively.	5,000	––	127,000	––
Foreign currency translation, net of tax (expense) / benefit of ($43,000) and $17,000 during the three months ended March 31, 2020 and 2019, respectively, and ($31,000) and ($7,000) during the six months ended March 31, 2020 and 2019, respectively.	166,000	(44,000)	122,000	36,000

Other comprehensive income	192,000	44,000	142,000	259,000

Total comprehensive income	$120,000	$1,817,000	$1,115,000	$3,307,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2019	13,459,708	$135,000	$68,558,000	$87,907,000	$276,000	$(67,972,000)	$88,904,000
Net income	—	—	—	1,045,000	—	—	1,045,000
Unrealized loss on debt securities, net	—	—	—	—	(128,000)	—	(128,000)
Amount reclassified from other comprehensive income	—	—	—	—	122,000	—	122,000
Foreign currency translation, net	—	—	—	—	(44,000)	—	(44,000)
Balance, December 31, 2019	13,459,708	$135,000	$68,558,000	$88,952,000	$226,000	$(67,972,000)	$89,899,000
Net loss	—	—	—	(72,000)	—	—	(72,000)
Unrealized gain on debt securities, net	—	—	—	—	21,000	—	21,000
Amount reclassified from other comprehensive income	—	—	—	—	5,000	—	5,000
Foreign currency translation, net	—	—	—	—	166,000	—	166,000
Balance, March 31, 2020	13,459,708	$135,000	$68,558,000	$88,880,000	$418,000	$(67,972,000)	$90,019,000

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2018	13,459,708	$135,000	$68,551,000	$80,834,000	$35,000	$(67,128,000)	$82,427,000
Cumulative effect of adjustment for adoption of ASC 606, net of tax of $80,000	—	—	—	173,000	—	—	173,000
Cumulative effect of adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	—	—	—	(10,000)	10,000	—	—
Adjusted opening equity	13,459,708	$135,000	$68,551,000	$80,997,000	$45,000	$(67,128,000)	$82,600,000
Stock based compensation expense	—	—	7,000	—	—	—	7,000
Net income	—	—	—	1,275,000	—	—	1,275,000
Unrealized gain on debt securities, net	—	—	—	—	135,000	—	135,000
Foreign currency translation, net	—	—	—	—	80,000	—	80,000
Balance, December 31, 2018	13,459,708	$135,000	$68,558,000	$82,272,000	$260,000	$(67,128,000)	$84,097,000
Net income	—	—	—	1,773,000	—	—	1,773,000
Unrealized gain on debt securities, net	—	—	—	—	88,000	—	88,000
Foreign currency translation, net	—	—	—	—	(44,000)	—	(44,000)
Balance, March 31, 2019	13,459,708	$135,000	$68,558,000	$84,045,000	$304,000	$(67,128,000)	$85,914,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$973,000	$3,048,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	48,000	44,000
Deferred income taxes	241,000	305,000
Impairment of consumer receivables acquired for liquidation	23,000	––
Stock based compensation	––	7,000
Unrealized (gain)loss on equity securities	162,000	(21,000)
Provision/ (recoveries) for bad debts – personal injury claims	(59,000)	158,000
Loss from equity method investment	57,000	86,000
Changes in:
Prepaid and income taxes receivable	196,000	(3,109,000)
Due from third party collection agencies and attorneys	238,000	87,000
Accounts receivable	54,000	(209,000)
Settlement receivable	––	(223,000)
Other assets	(619,000)	(449,000)
Other liabilities	627,000	(648,000)
Right of use assets	182,000	––
Right of use liabilities	(180,000)	––
Income taxes payable	(396,000)	––
Net cash provided by (used in) operating activities	1,547,000	(924,000)
Cash flows from investing activities:
Principal collected on receivables acquired for liquidation	411,000	1,026,000
Purchase of available for sale debt securities and investments in equity securities	(97,248,000)	(38,474,000)
Proceeds from sale of available for sale debt securities	97,569,000	30,480,000
Proceeds from note receivable	––	482,000
Proceeds from settlement receivable	801,000	925,000
Personal injury claims - advances	(116,000)	—
Personal injury claims - receipts	1,656,000	3,957,000
Change in equity method investment	––	(61,000)
Capital expenditures	––	(112,000)
Net cash (used in) provided by investing activities	3,073,000	(1,777,000)
Cash flows from financing activities:
Net cash provided by financing activities	—	—

Foreign currency effect on cash	54,000	111,000
Net increase (decrease) in cash and cash equivalents	4,674,000	(2,590,000)
Cash and cash equivalents at beginning of period	4,308,000	6,284,000
Cash and cash equivalents at end of period	$8,982,000	$3,694,000
Supplemental disclosure of cash flow information:
Cash paid for: Income taxes	$700,000	$4,000,000
Supplemental disclosure of non-cash operating activities:
Initial recognition of right of use assets	$636,000	––
Initial recognition of right of use assets	$636,000	$—

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

   Note 1 – Correction of Previously Issued Consolidated Financial Statements

During the preparation of its Quarterly Report on Form 10-Q for the three and six months ended March 31, 2020, Asta Funding, Inc. (the “Company”) determined that certain adjustments were needed to correct the previously issued September 30, 2019 consolidated financial statements.  Specifically, management determined that it had understated its income taxes payable and related income tax expense from foreign operations and understated accrued professional fees and related professional fee expense as of and for the year ended September 30, 2019. In accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the materiality of the errors from a qualitative and quantitative perspective and concluded that the effect of the errors were not material to our previously issued consolidated financial statements.

As a result, the accompanying consolidated financial statements as of and for the year ended September 30, 2019 have been revised to correct for these immaterial accounting errors. Correction of these immaterial errors resulted in an increase in income taxes payable of $212,000 and an increase in accounts payable and accrued expenses of $53,000 with a corresponding increase in income tax expense and general and administrative expense, respectively. The cumulative effect of these adjustments on retained earnings as of October 1, 2019 was a reduction of $265,000.

The following tables summarize the effects of the revisions on the Company’s previously reported consolidated financial statements in its Annual Report on Form 10-K as of and for the fiscal year ended September 30, 2019 (the “2019 Form 10-K”).

	As of September 30, 2019
Consolidated Balance Sheet	As Previously Reported	Adjustment	As Revised

Liabilities:
Accounts payable and accrued expenses	$941,000	$53,000	$994,000
Income taxes payable	$575,000	$212,000	$787,000
Total liabilities	$1,516,000	$265,000	$1,781,000

Stockholders' equity:
Retained earnings	$88,172,000	$(265,000)	$87,907,000
Total stockholders’ equity	$89,169,000	$(265,000)	$88,904,000

	Year Ended September 30, 2019
Consolidated Income Statement	As Previously Reported	Adjustment	As Revised

General and administrative expense	$13,378,000	$53,000	$13,431,000
Total expenses	$13,690,000	$53,000	$13,743,000
Income from continuing operations before income tax	$9,754,000	$(53,000)	$9,701,000
Income tax expense	$2,579,000	$212,000	$2,791,000
Net income	$7,175,000	$(265,000)	$6,910,000
Net income (loss) per share:
Basic	$1.08	$(0.04)	$1.04
Diluted	$1.08	$(0.04)	$1.04

	Year Ended September 30, 2019
Consolidated Statement of Cash Flows	As Previously Reported	Adjustment	As Revised

Net income from continuing operations	$7,175,000	$(265,000)	$6,910,000
Changes in:
Accounts payable and accrued expenses	$(1,237,000)	$53,000	$(1,184,000)
Income taxes payable	$575,000	$212,000	$787,000
Net cash provided by operating activities	$11,319,000	$-	$11,319,000

The correction of these errors had no net effect on net cash flows provided by operating activities, and no effect on financing or investing activities.

  Note 2—Business and Basis of Presentation

Business

The Company, Asta Funding, Inc., a Delaware Corporation (“we” or “us”), together with its wholly owned significant operating subsidiaries Palisades Collection, LLC, Palisades Acquisition XVI, LLC (“Palisades XVI”), Palisades Acquisition XIX, LLC (“Palisades XIX”), Palisades Acquisition XXIII, LLC (“Palisades XXIII”), VATIV Recovery Solutions LLC (“VATIV”), ASFI Pegasus Holdings, LLC (“APH”), Fund Pegasus, LLC (“Fund Pegasus”), GAR Disability Advocates, LLC (“GAR Disability Advocates”), Five Star Veterans Disability, LLC (“Five Star”), EMIRIC, LLC (“EMIRIC”), Simia Capital, LLC (“Simia”), Sylvave, LLC (“Sylvave”) (formerly known as Pegasus Funding, LLC (“Pegasus”)), Arthur Funding LLC (“Arthur Funding”) (formerly known as Practical Funding, LLC (“Practical Funding”)), and other subsidiaries, which are not all wholly owned, is engaged in several business segments in the financial services industry including funding of personal injury claims, through the Company's wholly owned subsidiaries Sylvave, Simia and Arthur Funding, social security disability advocacy through the Company's wholly owned subsidiaries GAR Disability Advocates and Five Star and the business of purchasing, managing for its own account and servicing distressed consumer receivables, including charged off receivables, and semi-performing receivables.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Business and Basis of Presentation (Continued)

Basis of Presentation

The condensed consolidated balance sheet as of March 31, 2020, the condensed consolidated statements of operations for the three and six months ended March 31, 2020 and 2019, the condensed consolidated statements of comprehensive income (loss) for the three and six months ended March 31, 2020 and 2019, the condensed consolidated statements of stockholders’ equity as of and for the three and six months ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended March 31, 2020 and 2019, are unaudited. The September 30, 2019 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, all adjustments necessary to present fairly our financial position at March 31, 2020, the results of operations for the three and six months ended March 31, 2020 and 2019, the condensed consolidated statement of comprehensive income (loss) for the three and six months ended March 31, 2020 and 2019, the condensed consolidated statement of stockholders' equity for the three and six months ended March 31, 2020 and 2019 and condensed consolidated cash flows for the six months ended March 31, 2020 and 2019 have been made. The results of operations for the three and six months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission and therefore do not include all information and note disclosures required under generally accepted accounting principles. The Company suggests that these financial statements be read in conjunction with the financial statements and notes thereto included in our 2019 Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and industry practices.

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

Pending Transactions

On April 8, 2020 the Company announced that it has entered into a definitive merger agreement (the “Merger Agreement”) under which the Stern Group, comprised of Gary Stern, Chairman, President and Chief Executive Officer of the Company, Ricky Stern and certain related parties, will acquire all of the issued and outstanding shares of common stock of the Company through the merger of the Company with a wholly-owned subsidiary of Asta Finance Acquisition Inc. (“Parent”), with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”).

Each share of outstanding common stock will be purchased for $11.47 in cash.

The Merger was unanimously approved by the board of directors of Asta (the “Board”), acting on the unanimous recommendation of a special committee of independent and disinterested directors (the “Special Committee”) that was granted full authority to conduct a comprehensive strategic review and evaluate, and if warranted, negotiate an acquisition proposal. The Merger is subject to the satisfaction of customary closing conditions as well as the approval by the Company’s stockholders other than the Stern Group. Upon closing, the Company will become a privately held company and as such, the Company’s shares of common stock will no longer be listed or traded on the Nasdaq Global Select Market.

Subsequent to the approval of the Merger by the Board, on May 22, 2020, RBF Capital, LLC notified the Company’s Board of Directors, of its proposal to acquire all of the outstanding shares of the Company not currently held by RBF Capital, LLC for a price of $13.00 per share in cash (the “RBF Capital Proposal”), representing a 13% premium to the Stern Investor Group’s proposed purchase price of $11.47 per share. RBF Capital, LLC intends to finance the proposed acquisition with internal cash. RBF Capital, LLC is prepared to immediately negotiate a confidentiality agreement, commence due diligence and begin negotiation of definitive documentation for a transaction. RBF Capital, LLC is open to a co-investment with the Stern Investor Group as part of their buyout proposal, if the members of the Stern family wish to retain their equity in the Company. The RBF Capital Proposal does not purport to be complete and RBF Capital, LLC reserves the right to modify the RBF Capital Proposal in any way, to extend or discontinue discussions regarding the same, or to withdraw the RBF Capital Proposal at any time. RBF Capital, LLC may, directly or indirectly, take such additional steps from time to time as it may deem appropriate to further the RBF Capital Proposal as may be modified from time to time, including, without limitation, (a) engaging in discussions regarding the same with the Company, other shareholders advisors, and other relevant parties, and (b) entering into other agreements, arrangements and understanding as may be appropriate in connection with its RBF Capital Proposal, as may be modified from time to time. The Special Committee is evaluating the RBF Capital Proposal.

During the three and six months ended March 31, 2020, the Company incurred fees and expenses in connection with the Merger of $531,000 and $785,000, respectively, included in general and administrative expenses on the accompanying consolidated statement of operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Business and Basis of Presentation (Continued)

  Risks and Uncertainties

Current economic uncertainty brought about as a result of the coronavirus 2019 (“COVID-19”) global pandemic may adversely impact the results of operations and liquidity of the Company overall and its business units to varying degrees over the near and longer term, particularly if the economic effects of the pandemic worsen or persist for an extended period of time.

A contributing factor to this expected near-term impact is that the COVID-19 pandemic has significantly impacted the ability of many consumers to pay their charged-off consumer receivable balances.  In addition, the world-wide effect of this pandemic has been to drastically reduce employment both in the U.S. and abroad, and because employment is the greatest predictor of a consumer debtor to fulfill his or her obligations, diminished cash flows are probable in this segment. Our Personal Injury claims business relies on the adjudication of personal injury claims for which we purchase an interest in the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Most courthouses have temporarily closed and lawsuits are not being adjudicated.  It is unclear as to when there will be a full reopening of the court system, and, as such, many cases will be held in abeyance as part of an already long-standing backlog.

While it is premature to quantify the impact of the evolving effects of COVID-19 and the effectiveness of measures taken by global governments to mitigate the pandemic and its economic impact, we expect COVID-19 will negatively impact the Company’s results of operations and its cash flows across both the consumer receivable and personal injury claim segments.  The nature,  extent and duration of the impact to the Company’s businesses will depend on implications to the  general economic and financial markets, changes in economic variables, such as the availability of consumer credit, the ability of consumers to pay amounts owed to us; the effect on the housing market; the rate of unemployment; the number and size of personal bankruptcy filings;the effect on energy costs;  the levels of consumer confidence and consumer debt; investor sentiment; and any closures to our offices. Additionally, government actions in response to the pandemic may hinder our collection activities or result in increased expenses.

Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2020.

Concentration of Credit Risk – Cash and cash equivalents

The Company considers all highly liquid investments with a maturity date of three months or less at the date of purchase to be cash equivalents.

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had a cash balance with one bank at March 31, 2020 that exceeded the balance insured by the FDIC by approximately $5.3 million. Additionally, three foreign banks with an aggregate $2.3 million balances are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

(Unaudited)

Note 2—Business and Basis of Presentation (Continued)

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

(Unaudited)

Note 2—Business and Basis of Presentation (Continued)

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

The Company records its available-for-sale debt securities and investments in equity securities at estimated fair value on a recurring basis. The accompanying condensed consolidated financial statements include estimated fair value information regarding its available-for-sale debt securities and investments in equity securities as of March 31, 2020, as required by FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement.

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

Recent Accounting Pronouncements

Adopted During the Six Months Ended March 31, 2020

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2016-02. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard became effective in for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted (see Note 8 – Right of Use Assets).

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Business and Basis of Presentation (Continued)

Recent Accounting Pronouncements (continued)

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, and requires certain disclosures about stranded tax effects. ASU 2018-02 was effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and was applied in the period of adoption in which the effect of the change in the U.S. federal corporate income tax rate in the Act was recognized. The adoption of this accounting update did not have a material impact on the Company’s condensed consolidated financial statements.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Investments in Debt and Equity Securities

Investments in Equity Securities

Investments of equity securities at March 31, 2020 and September 30, 2019, consist of mutual funds valued at $8.1 million and $8.1 million, respectively.

Net gains and losses recognized on investments in equity securities for the three and six months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Net gains and (losses) recognized during the period on equity securities	$(172,000)	$50,000	$(162,000)	$21,000

Less: Net gains and (losses) recognized during the period on equity securities sold during the period	—		—

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$(172,000)	$50,000	$(162,000)	$21,000

Available for Sale Debt Securities

Available for sale debt securities at March 31, 2020 and September 30, 2019, consist of the following:

March 31, 2020	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$55,488,000	$204,000	$—	$55,692,000

September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available for sale debt securities	$55,946,000	$178,000	$1,000	$56,123,000

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (Continued)

The following tables summarize the changes in the condensed consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended March 31,
	2020	2019
Balance, beginning of period	$1,448,000	$3,071,000

Net cash collections	(2,975,000)	(3,889,000)
Effect of foreign currency translation	(88,000)	(37,000)
Finance income recognized	2,808,000	3,481,000
Balance, end of period	$1,193,000	$2,626,000
Finance income as a percentage of collections	94.4%	89.5%

	For the Six Months Ended March 31,
	2020	2019
Balance, beginning of year	$1,668,000	$3,749,000

Net cash collections from collection of consumer receivables acquired for liquidation	(6,350,000)	(7,914,000)
Impairment	(23,000)
Effect of foreign currency translation	(42,000)	(184,000)
Finance income recognized	5,940,000	6,975,000
Balance, end of period	$1,193,000	$2,626,000
Finance income as a percentage of collections	93.5%	88.1%

 During the three and six months ended March 31, 2020 and 2019 the Company did not purchase any new portfolios.

As of March 31, 2020, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $0.8 million and $0.2 million, respectively. The total amount of foreign consumer receivables acquired for liquidation was $1.0 million, or 81.7% of the $1.2 million in total consumer receivables held at March 31, 2020. Of the total consumer receivables held domestically and internationally 3 individual portfolios comprise 26.3%, 18.3% and 14.5% of the overall asset balance at March 31, 2020.

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

As of March 31, 2020, and September 30, 2019, 1.1% and 1.5% of the Company's total assets were related to its international operations, respectively. For the three and six months ended March 31, 2020 and 2019, 5.5% and 4.9%, respectively, and 5.9% and 4.9%, respectively, of the Company's total revenue were related to its international operation.

At March 31, 2020, approximately 34% of the Company’s portfolio face value was serviced by five collection organizations.  At September 30, 2019, approximately 28% of the Company’s portfolio face value was serviced by five collection organizations. The Company has servicing agreements in place with these five collection organizations, as well as all of the Company’s other third-party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 34% and 28% as of March 31, 2020 and September 30, 2019, respectively, of the Company’s portfolio face value, it does represent approximately 89% and 86% of the Company’s portfolio face value at all third-party collection agencies and attorneys as of March 31, 2020 and September 30, 2019, respectively.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Consumer Receivables Acquired for Liquidation (Continued)

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs, for the three and six months ended March 31, 2020 and 2019, respectively.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Gross collections (1)	$5,701,000	$7,362,000	$12,251,000	$15,582,000
Commissions and fees (2)	(2,726,000)	(3,473,000)	(5,901,000)	(7,668,000)
Net collections	$2,975,000	$3,889,000	$6,350,000	$7,914,000

(1)	Gross collections include collections from third party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.
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

  Note 5—Equity Method Investments

Serlefin Peru is a joint venture in which the Company has a 49% ownership interest. The other 51% is owned by three individuals who share common ownership with Serlefin BPO&O Serlefin S.A. (“Serlefin”). Each owner maintains voting rights equivalent to their share ownership, and the 51% shareholders collectively manage the operations of the business. Based on the Company's ownership and voting rights, the Company lacks requisite control of Serlefin Peru, and therefore accounts for its investment in Serlefin Peru under the equity method of accounting. Under the joint venture agreement, the Company is entitled to a management fee from Serlefin Peru in connection with certain payments made to Serlefin Peru. In light of the novel coronavirus (“COVID-19”) pandemic, the Company agreed to delay the reimbursement of management fees due in April and May 2020.

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.4 million and $0.2 million, and $0.7 million and $0.5 million in performance fees for the three and six months ended March 31, 2020 and 2019, respectively.

The carrying value of the investment in Serlefin Peru was $223,000 and $280,000 as of March 31, 2020 and September 30, 2019, respectively. The cumulative net loss from our investment in Serlefin Peru from the date of the initial investment through March 31, 2020 was approximately $308,000, and was not significant to the Company's condensed consolidated statement of operations. The Company has determined that there is no impairment of this investment at March 31, 2020.

Note 6—Personal Injury Claims Funding

Simia and Sylvave

As of March 31, 2020, Simia had a personal injury claims portfolio of $1.0 million, and recognized revenue for the three and six months then ended of $55,000 and $71,000, respectively.  As of September 30, 2019, Simia had a personal injury claims portfolio of $1.3 million, and recognized revenue of $15,000 and $29,000, respectively, for the three and six months ended March 31, 2019.

 As of March 31, 2020, Sylvave had a personal injury claims portfolio of $2.4 million, and recognized revenue for the three and six months then ended of $94,000 and $440,000, respectively.  As of September 30, 2019, Sylvave had a personal injury claims portfolio of $3.7 million, and recognized revenue of $441,000 and $1,140,000, respectively, for the three and six months ended March 31, 2019.

Simia and Sylvave remain in operation to continue to collect on their outstanding personal injury claim portfolios, but will not be funding any new advances to claimants.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Personal Injury Claims Funding (Continued)

Arthur Funding

Arthur Funding began funding advances on personal injury claims in May 2019. As of March 31, 2020, Arthur Funding had a personal injury claims portfolio of $0.4 million, and recognized revenue for the three and six months then ended of $16,000 and $30,000, respectively. As of September 30, 2019, Arthur Funding had a personal injury claims portfolio of $0.2 million, and no revenue was recognized for the three and six months ended March 31, 2019.

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia, Sylvave and Arthur Funding, net of reserves, for the following periods:

	For the Three Months ended March 31,
	2020	2019
Balance, beginning of period	$4,533,000	$8,813,000
Personal injury claim advances	67,000	—
(Write offs) recoveries	(243,000)	45,000
Personal injury claims income	165,000	456,000
Personal injury claims receipts	(813,000)	(2,684,000)
Balance, end of period	$3,709,000	$6,630,000

	For the Six Months ended March 31,
	2020	2019
Balance, beginning of year	$5,190,000	$10,745,000
Personal claim advances	116,000	—
(Write offs) recoveries	60,000	(158,000)
Personal injury claims income	541,000	1,169,000
Personal injury claims receipts	(2,198,000)	(5,126,000)
Balance, end of period	$3,709,000	$6,630,000

 The Company recognized personal injury claims income of $0.2 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively, and $0.5 million and $1.2 million for the six months ended March 31, 2020 and 2019, respectively. The Company has recorded a net reserve against its investment in personal injury claims of $1.4 million as of March 31, 2020 and $1.2 million as of September 30, 2019. During the quarter and six months ended March 31, 2020, the Company incurred personal injury bad debt expense (recovery) of $243,000 and ($60,000), respectively, as compared with ($45,000) and $158,000 in the comparable periods of fiscal 2019, respectively.

Note 7—Non-Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

As of March 31, 2020 and September 30, 2019, the Company recorded a liability to BMO of approximately $96,000 and $22,000, respectively, which has been recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet. The funds were subsequently remitted to BMO on April 10, 2020 and October 10, 2019, respectively. The liability to BMO is recorded when actual collections are received.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Right of Use Assets and Liabilities

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

On October 1, 2019, the Company recorded lease liabilities of approximately $636,000 attributable to the Company’s operating leases based on the present value of the remaining minimum lease payments along with right-of-use assets of approximately $636,000. The Company used 3.5% as its incremental borrowing rate to calculate the net present value of its leases on October 1, 2019. As of March 31, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities were approximately $454,000 and $456,000, respectively.

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

The following provides additional information about the Company’s operating leases:

As of March 31, 2020:

Weighted average remaining lease term (in years)	2.35
Weighted average discount rate	3.5%

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Right of Use Assets and Liabilities (Continued)

As of March 31, 2020, the future minimum payments for the fiscal years are as follows:

2020	$159,000
2021	122,000
2022	131,000
2023	65,000
Thereafter	–

Total lease payments	477,000
Less interest	(21,000)
Operating lease liability	$456,000

 The Company leases its facilities in (i) Englewood Cliffs, New Jersey, and (ii) Fort Lee, New Jersey. Rent expense for the three and six months ended March 31, 2020 and 2019 was $0.1 million and $0.1 million and $0.2 million and $0.1 million, respectively.

Note 9– Settlements

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

As of March 31, 2020, and September 30, 2019, the Company has a settlement receivable due from this third-party servicer of $0.8 million and $1.6 million, respectively. During the six months ended March 31, 2020, the Company received $0.4 million in payments from this third-party servicer. For the three and six months ended March 31, 2020 and 2019, the Company recorded $33,000 and $58,000 and $72,000 and $126,000, respectively, in interest income, which is included in other income on the Company's condensed consolidated statements of operations.

On January 22, 2018, DLCA, LLC (“DLCA”), a Delaware limited liability company and a wholly owned subsidiary of the Company, filed a complaint against Balance Point Divorce Funding, LLC. (“Balance Point”) and Stacey Napp (“Napp”) in the United States District Court of New Jersey, asserting various claims including breach of contract, conversion, unjust enrichment and fraud associated with a loan made to Balance Point and Napp in May 2012.

On May 22, 2019, Napp and DLCA entered into a Settlement Agreement that settled the action as well as all other claims for monies and/or other obligations owed as and between the parties.

Napp agreed to pay the sum of $1.4 million (the “Settlement Amount”), the payment terms of which are between May 21, 2019 and January 12, 2022.

The Company has previously reviewed the financial condition of both Balance Point and Napp, and has concluded that neither entity currently has assets sufficient to honor the obligations set forth in the Settlement Agreement. Therefore, due to the uncertainty of collecting the Settlement Amount from either Balance Point or Napp, the Company will realize the gain on this settlement, as the Company receives the cash proceeds. Napp missed the $25,000 due in December 2019 and made a $30,000 payment in February 2020. The Company has recognized a gain on settlement of $30,000 for the three and six months ended March 31, 2020 in its condensed consolidated statements of operations.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Interest, Dividend and Other Income

The following tables summarize interest, dividend and other income for the three and six month periods ended March 31, 2020 and 2019:

	For the Three Months ended March 31,		For the Six Months ended March 31,
	2020	2019	2020	2019
Interest and dividend income	$320,000	$255,000	649,000	$454,000
Realized gain	—	—	––	25,000
Unrealized gain (loss)	(172,000)	50,000	(162,000)	21,000
Other	––	1,000	1,000	40,000
	$148,000	$306,000	$488,000	$540,000

Note 11—Commitments and Contingencies

Legal Matters

On November 7, 2019, a shareholder of the Company filed a verified shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain current and former officers and directors of the Company, and named the Company as a nominal defendant, alleging that certain actions taken by management constituted a violation of fiduciary duty to the Company. The Company believes the lawsuit is without merit and intends to vigorously defend the matter. On or about January 8, 2020, a motion to dismiss the complaint was filed on behalf of all individual defendants and the Company as nominal defendant. In light of the execution of the merger agreement, the parties to the lawsuit entered into a joint stipulation and submitted a proposed order to stay proceedings in the lawsuit until the earlier of: (i) an announcement by the Company of the completion or cancellation of the merger, or (ii) June 30, 2020. On April 14, 2020, the court granted the parties’ stipulation and proposed order.

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

 Note 12—Income Taxes

The Company’s effective rate for the three months ended March 31, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to changes in forecasted income, income from foreign operations resulting in tax expense of $62,000, and state income taxes. The Company’s effective tax rate from operations for the six months ended March 31, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to income from foreign operations, state income taxes and other differences discrete to the quarter.

The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") was signed into law.  The CARES Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense, class life changes to qualified improvements (in general, from 39 years to 15 years), and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The income tax provisions of the CARES Act had limited applicability to the Company as of March 31, 2020, and therefore, the enactment of the CARES Act did not have a material impact on the Company’s condensed consolidated financial statements as of, and for the three and six months ended, March 31, 2020. We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance becomes available.

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

The following table presents the computation of basic and diluted per share data for the three and six months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019	For the Six Months Ended March 31, 2020	For the Six Months Ended March 31, 2019
Net Income (Loss)	$(72,000)	$1,773,000	$973,000	$3,048,000

Basic earnings (loss) per common share	$(0.01)	$0.27	$0.15	0.46

Diluted earnings per common share	$(0.01)	$0.27	$0.15	0.46

Weighted average number of common shares outstanding:
Basic	6,567,765	6,685,415	6,567,765	6,685,415
Dilutive effect of stock options	––	412	87,108	360
Diluted	6,567,765	6,685,827	6,654,873	6,685,775

At March 31, 2020 there were no stock options outstanding that were anti-dilutive. At March 31, 2019 there were 725,567 stock options outstanding that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, awarded 245,625 shares of restricted stock, and has cancelled 118,568 options, leaving 1,332,143 shares available as of March 31, 2020. At March 31, 2020, 49 of the Company’s employees were able to participate in the 2012 Plan.

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

The following table summarizes stock option transactions under the 2012 Plan, the Equity Compensation Plan and the 2002 Plan (collectively the “Plans”):

	For the Three Months Ended March 31,
	2020		2019
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	670,167	$8.19	728,533	$8.17
Options exercised	—		—
Options forfeited/cancelled	(3,300)	8.21	(1,766)	8.21
Outstanding options at the end of period	666,867	$8.19	726,767	$8.17
Exercisable options at the end of period	666,867	$8.19	726,767	$8.17

	For the Six Months Ended March 31,
	2020		2019
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	722,567	$8.18	728,867	$8.17
Options exercised	—	—	—	—
Options forfeited/cancelled	(55,700)	8.08	(2,100)	8.17
Outstanding options at the end of period	666,867	$8.19	726,767	$8.17
Exercisable options at the end of period	666,867	$8.19	726,767	$8.17

The following table summarizes information about the Plans outstanding options as of March 31, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$5.7501	-	$8.6250	557,367	2.4	$7.96	557,367	$7.96
$8.6251	-	$11.5000	109,500	2.8	9.37	109,500	9.37

			666,867	2.5	$8.19	666,867	$8.19

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Stock Option Plans (Continued)

The Company did not recognize any compensation expense related to the stock option grants during the three and six months ended March 31, 2020. The Company recognized $0 and $7,000 of compensation expense related to the stock options vested during the three and six months ended March 31, 2019, respectively. As of March 31, 2020, there was no unrecognized compensation cost related to stock option awards.

The intrinsic value of the outstanding and exercisable options as of March 31, 2020 was approximately $124,000. The weighted average remaining contractual life of exercisable options is 2.5 years. There were no options exercised during the three and six months ended March 31, 2020 and 2019. The fair value of the stock options that vested during the three and six months ended March 31, 2020 was approximately $0 for both periods. The fair value of the stock options that vested during the three and six months ended March 31, 2019 was approximately $0 and $84,000, respectively. There were no options granted during the three and six months ended March 31, 2020 and 2019.

The Company did not grant any restricted stock awards during the three and six months ended March 31, 2020 and 2019. As of March 31, 2020, and September 30, 2019, there was no unrecognized compensation cost related to restricted stock awards.

Note 15—Stockholders’ Equity

 The Company has 5,000,000 authorized preferred shares with a par value of $0.01 per share.  The Board of Directors of the Company (the “Board”) are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of March 31, 2020 and 2019.

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, from time to time, restrict the ability to pay dividends. As of March 31, 2020, there were no such restrictions, as there were no lending agreements in place. No dividends were declared during the three and six months ended March 31, 2020.

Note 16—Fair Value of Financial Measurements and Disclosures

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	March 31, 2020		September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$5,398,000	$5,398,000	$64,000	$64,000
Investments in equity securities (Level 1)	8,111,000	8,111,000	8,136,000	8,136,000
Available-for-sale debt securities (Level 2)	55,692,000	55,692,000	56,123,000	56,123,000
Consumer receivables acquired for liquidation (Level 3)	1,193,000	26,154,000	1,668,000	25,783,000

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Fair Value of Financial Measurements and Disclosures (Continued)

The Company’s investments in equity securities and available-for-sale debt securities are classified as Level 1 and Level 2 financial instruments, respectively, based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2019. The Company had no Level 3 available-for-sale investments during the three and six months ended March 31, 2020.

Consumer receivables acquired for liquidation - The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of monthly collections for consumer receivables over the estimated collection period, which is currently April of 2020 through March of 2029. These cash flows are then fair valued using a discount rate of 20%. See Note 4 for the rollforward of Level 3 activity.

Note 17—Related Party Transactions

The Company utilizes the services of a consultant in conjunction with its international operations. The consultant is the spouse of one of the owners of Serlefin Peru. For the three and six months ended March 31, 2020 and 2019, the Company paid this consultant $12,500 and $25,000, and $25,239 and $50,478, respectively. The Company does not have a formal agreement in place for these services, and the Company had no amounts due to this consultant as of March 31, 2020 and September 30, 2019.

On August 15, 2019, the Company and Lou Piccolo, a non-independent member of the Company’s Board of Directors, entered into a new one-year, $30,000 contract, pursuant to which Mr. Piccolo will provide consulting services. The compensation is to be paid quarterly. The Company recorded an expense of $7,500 and $15,000 for the three and six months ended March 31, 2020. There were no amounts due to Mr. Piccolo at March 31, 2020 and September 30, 2019.

Note 18—Segment Reporting

The Company operates through strategic business units that are aggregated into three reportable segments: Consumer receivables, personal injury claims and social security disability advocacy. The three reportable segments consist of the following:

•

Consumer receivables - This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumer receivables, including judgment receivables, charged off receivables and semi-performing receivables.  Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Recently, the Company's efforts have been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. The Company holds consumers receivable acquired for liquidation in both Colombia and Peru of approximately $1.0 million. The business conducts its activities primarily under the name Palisades Collection, LLC.

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

Certain non-allocated administrative costs, interest income and various other non-operating income and expenses are reflected in Corporate. Corporate assets include cash and cash equivalents, investments in equity securities and available-for-sale debt securities, settlement receivable, property and equipment, goodwill, deferred taxes and other assets.

The following table shows results by reporting segment for the three and six months ended March 31, 2020 and 2019:

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims	Corporate (2)	Total
Three Months Ended March 31,
2020:
Revenues	$2.8	$0.9	$0.2	$—	$3.9
Other income	0.1	—	—	0.1	0.2
Segment profit (loss)	2.2	0.1	(0.2)	(2.0)	0.1
2019:
Revenues	$3.5	$1.3	$0.4	$—	$5.2
Other income	0.4	—	—	0.2	0.6
Segment profit (loss)	3.6	0.4	0.4	(2.0)	2.4
Six Months Ended March 31,
2020:
Revenues	$5.9	$1.7	$0.6	$—	$8.2
Other income	0.1	—	—	0.4	0.5
Segment profit (loss)	5.1	0.2	0.4	(4.2)	1.5
Segment Assets (1)	7.0	0.9	4.2	80.3	92.4
2019:
Revenues	$7.0	$2.6	$1.1	$—	$10.7
Other income	0.5	—	—	0.3	0.8
Segment profit (loss)	6.5	0.8	0.9	(4.1)	4.1
Segment Assets (1)	10.0	0.9	7.1	71.1	89.1

The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the condensed consolidated balance sheet.
(2)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.

Note 19—Subsequent Events

On April 10, 2020, the Company applied for a $1.1 million Paycheck Protection Program (“PPP”) loan under the CARES Act. The proceeds of the loan are intended to be used to retain the Company’s employees, maintain payroll and make lease and utility payments. The Company received approval for a PPP loan from the Small Business Administration. On May 11, 2020, the Company signed a PPP loan note with an interest rate of 1% and a May 11, 2022 maturity date, though PPP loans may be forgiven if certain conditions are met. The PPP loan was funded on May 20, 2020.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Caution Regarding Forward Looking Statements

The “COVID-19” pandemic, and measures taken to mitigate the pandemic, could cause actual results to differ materially from those set forth in the forward-looking statements, particularly if the pandemic persists for an extended period of time both domestically and internationally. While it is difficult to predict the extent to which the evolving effects of COVID-19 and measures taken to mitigate the pandemic, they may impact us, they could have an adverse effect on our results of operations and cash flows, particularly as they affect general economic and financial markets, changes in economic variables, such as the availability of consumer credit, the ability of consumers to pay amounts owed to us, the housing market, energy costs, the number and size of personal bankruptcy filings, the rate of unemployment, the levels of consumer confidence and consumer debt, and investor sentiment. Additionally, government actions in response to the pandemic may hinder our collection activities or result in increased expenses.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors which could materially affect our results and our future performance include, without limitation, the impact of the COVID-19 pandemic on general political and economic conditions, including as a result of efforts by governmental authorities to mitigate the COVID-19 pandemic, such as travel bans, shelter in place orders and third-party business closures and resource allocations, our ability to execute our business continuity as well as our operational and budget plans in light of the COVID-19 pandemic, our ability to consummate the proposed Merger, satisfaction of closing conditions to the consummation of the proposed Merger, the impact of the announcement or the closing of the Merger on the Company’s relationships with its employees, existing customers or potential future customers, the ability to realize anticipated benefits of the proposed Merger, the restatement of previously issued financial statements, the identified material weaknesses in our internal control over financial reporting and our ability remediate those material weaknesses, our ability to purchase defaulted consumer receivables at appropriate prices, changes in government regulations that affect our ability to collect sufficient amounts on our defaulted consumer receivables, our ability to employ and retain qualified employees, changes in the credit or capital markets, changes in interest rates, deterioration in economic conditions, negative press regarding the debt collection industry which may have a negative impact on a debtor’s willingness to pay the debt we acquire, and statements of assumption underlying any of the foregoing, as well as other factors set forth under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

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

Pending Transactions

On April 8, 2020 the Company announced that it has entered into a definitive merger agreement (the “Merger Agreement”) under which the Stern Group, comprised of Gary Stern, Chairman, President and Chief Executive Officer of the Company, Ricky Stern and certain related parties, will acquire all of the issued and outstanding shares of common stock of the Company through the merger of the Company with a wholly-owned subsidiary of Asta Finance Acquisition Inc. (“Parent”), with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”).

Each share of outstanding common stock will be purchased for $11.47 in cash.

The Merger was unanimously approved by the board of directors of Asta (the “Board”), acting on the unanimous recommendation of a special committee of independent and disinterested directors (the “Special Committee”) that was granted full authority to conduct a comprehensive strategic review and evaluate, and if warranted, negotiate an acquisition proposal. The Merger is subject to the satisfaction of customary closing conditions as well as the approval by the Company’s stockholders other than the Stern Group. Upon closing, the Company will become a privately held company and as such, the Company’s shares of common stock will no longer be listed or traded on the Nasdaq Global Select Market.

Subsequent to the approval of the Merger by the Board, on May 22, 2020, RBF Capital, LLC notified the Company’s Board of Directors, of its proposal to acquire all of the outstanding shares of the Company not currently held by RBF Capital, LLC for a price of $13.00 per share in cash (the “RBF Capital Proposal”), representing a 13% premium to the Stern Investor Group’s proposed purchase price of $11.47 per share. RBF Capital, LLC intends to finance the proposed acquisition with internal cash. RBF Capital, LLC is prepared to immediately negotiate a confidentiality agreement, commence due diligence and begin negotiation of definitive documentation for a transaction. RBF Capital, LLC is open to a co-investment with the Stern Investor Group as part of their buyout proposal, if the members of the Stern family wish to retain their equity in the Company. The RBF Capital Proposal does not purport to be complete and RBF Capital, LLC reserves the right to modify the RBF Capital Proposal in any way, to extend or discontinue discussions regarding the same, or to withdraw the RBF Capital Proposal at any time. RBF Capital, LLC may, directly or indirectly, take such additional steps from time to time as it may deem appropriate to further the RBF Capital Proposal as may be modified from time to time, including, without limitation, (a) engaging in discussions regarding the same with the Company, other shareholders advisors, and other relevant parties, and (b) entering into other agreements, arrangements and understanding as may be appropriate in connection with its RBF Capital Proposal, as may be modified from time to time. The Special Committee is evaluating the RBF Capital Proposal.

During the three and six months ended March 31, 2020, the Company incurred fees and expenses in connection with the Merger of $531,000 and $785,000, respectively, included in general and administrative expenses on the accompanying consolidated statement of operations.

Risks and Uncertainties

The novel coronavirus 2019 (“COVID-19”) outbreak emerged in late 2019 and was declared a global pandemic by the World Health Organization on March 11, 2020.  Current economic uncertainty brought about as a result of COVID-19 global pandemic may adversely impact the results of operations and liquidity of the Company overall and its business units to varying degrees over the near and longer term, particularly if the economic effects of the pandemic worsen or persist for an extended period of time.

A contributing factor to this expected near-term impact is that the COVID-19 pandemic has significantly impacted the ability of many consumers to pay their charged-off consumer receivable balances.  In addition, the world-wide effect of this pandemic has been to drastically reduce employment both in the U.S. and abroad, and because employment is the greatest predictor of a consumer debtor to fulfill his or her obligations, diminished cash flows are probable in this segment. Accordingly, while we cannot quantify the expected effects, we believe revenues and cash collections generated by our Consumer Receivables business are likely to be below our budgeted expectations for at least the remainder of 2020.

Our Personal Injury clams business relies on the adjudication of personal injury claims for which we purchase an interest in the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim.Most courthouses have temporarily closed and lawsuits are not being adjudicated.  It is unclear as to when there will be a full reopening of the court system, and, as such, many cases will be held in abeyance as part of an already long-standing backlog. While we cannot quantify the effects of this downward trend, we believe COVID 19 may negatively impact the results of future operations and cash flows related to this segment.

While it is premature to quantify the impact of the evolving effects of COVID-19 and the effectiveness of measures taken by global governments to mitigate the pandemic and its economic impact, we expect COVID-19 will negatively impact the Company’s results of operations and its cash flows.  The nature,  extent and duration of the impact to the Company’s businesses will depend on implications to the  general economic and financial markets, changes in economic variables, such as the availability of consumer credit, the ability of consumers to pay amounts owed to us; the effect on the housing market; the rate of unemployment; the number and size of personal bankruptcy filings;the effect on energy costs;  the levels of consumer confidence and consumer debt; investor sentiment; and any closures to our offices. Additionally, government actions in response to the pandemic may hinder our collection activities or result in increased expenses.

Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2020.

 Financial Information About Operating Segments

The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three and six months ended March 31, 2020 and 2019. The personal injury claims segment accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods we included the financial results of Sylvave in our consolidated statement of operations, while Simia is a consolidated entity. The following table summarizes total revenues by percentage from our three lines of business for the three and six months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2020	2019	2020	2019
Finance income (consumer receivables)	72.5%	66.5%	72.5%	65.2%
Personal injury claims income	4.3	8.7	6.6	10.9
Disability fee income	23.2	24.8	20.9	23.9
Total revenues	100.0%	100.0%	100.0%	100.0%

Information about the results of each of our reportable segments for the three and six months ended March 31, 2020 and, 2019, reconciled to the consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in our condensed consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims	Corporate (2)	Total
Three Months Ended March 31,
2020:
Revenues	$2.8	$0.9	$0.2	$—	$3.9
Other income	0.1	—	—	0.1	0.2
Segment profit (loss)	2.2	0.1	(0.2)	(2.0)	0.1
2019:
Revenues	$3.5	$1.3	$0.4	$—	$5.2
Other income	0.4	—	—	0.2	0.6
Segment profit (loss)	3.6	0.4	0.4	(2.0)	2.4
Six Months Ended March 31,
2020:
Revenues	$5.9	$1.7	$0.6	$—	$8.2
Other income	0.1	—	—	0.4	0.5
Segment profit (loss)	5.1	0.2	0.4	(4.2)	1.5
Segment Assets (1)	7.0	0.9	4.2	80.3	92.4
2019:
Revenues	$7.0	2.6	$1.1	$—	$10.7
Other income	0.5	—	—	0.3	0.8
Segment profit (loss)	6.5	0.8	0.9	(4.1)	4.1
Segment Assets (1)	10.0	0.9	7.1	71.1	89.1

We do not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the condensed consolidated balance sheet.
(2)	Corporate is not part of our three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections. We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. We invest in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, it has the added benefit of soliciting its third-party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows, and our ability to recover our cost basis. For the three and six months ended March 31, 2020, we recorded impairment of our international portfolios by $0 and $23,000, respectively.For the three and six months ended March 31, 2019, we did not record any impairments on our domestic or international portfolios.

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

Results of Operations

Six Months Ended March 31, 2020, Compared to the Six Months Ended March 31, 2019

Finance income. For the six months ended March 31, 2020, finance income decreased $1.1 million, or 14.8%, to $5.9 million from $7.0 million for the six months ended March 31, 2019. The decrease in finance income was due to reduction in the collections on portfolios during the six months ended March 31, 2020 compared to the six months ended March 31, 2019 and the overall age of the portfolios. During the six months ended March 31, 2020 and 2019 the Company did not purchase any consumer portfolios. Net collections for the six months ended March 31, 2020 decreased 19.8% to $6.4 million from $7.9 million for the same prior year period. During the first six months of fiscal year 2020, gross collections decreased 21.4% or $3.3 million to $12.3 million from $15.6 million for the six months ended March 31, 2019. Commissions and fees associated with gross collections from our third-party collection agencies and attorneys decreased $1.8 million, or 23.0%, to $5.9 million for the six months ended March 31, 2020 from $7.7 million for the six months ended March 31, 2019. Commissions and fees amounted to 48.2% of gross collections for the six months ended March 31, 2020, compared to 49.2% in the same period of the prior year, due to a lower percentage of commissionable collections in the current year period.

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

Personal Injury Claims income. Personal injury claims income decreased 53.7% or $0.6 million to $0.6 million for the six months ended March 31, 2020 from $1.2 million for the six months ended March 31, 2019 as a result of lower new advances in Arthur Funding partially offset by continued collections on historical personal injury claims.

Social security benefit advocacy fee income.For the six months ended March 31, 2020, disability fee income decreased $0.9 million, or 33.2%, to $1.7 million as compared to $2.6 million for the six months ended March 31, 2019, due to decreases in average fees per case earned for the disability claimants’ cases closed with the Social Security and Veterans Administration during the current period.

Management’s outlook for our Social Security Disability Advocacy business segment is that revenue and segment profitability may be lower for the full year of fiscal 2020 as compared with the full year of fiscal 2019. This full year outlook for fiscal 2020 is attributable to the decline in our first and second quarter revenues and segment profits in the first two quarters of fiscal 2020 as compared with the first two quarters of fiscal 2019 and the fourth quarter of fiscal 2019.

Earnings (loss) from equity method investee. Loss from equity method investment decreased by $29,000 to a loss of $57,000 for the six months ended March 31, 2020 from a loss of $86,000 during the six months ended March 31, 2019.

Gain on Settlement. For the six months ended March 31, 2020, the Company recognized a gain on settlement associated with Balance Point Divorce Funding and Stacey Napp of $30,000. For the six months ended March 31, 2019, the Company recognized $0.3 million in gain on settlement associated with prior overcharges billed to the Company by a third-party servicer in excess of contractually permitted amounts.

Interest and dividend income. Interest and dividend income increased $0.1 million, or 43% to $0.6 million for the six months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019, due primarily to higher balances in U.S. Treasury securities.

Other income (loss), net. The following table summarizes other income (loss) for the six months ended March 31, 2020 and 2019:

	For the Six Months Ended March 31,
	2020	2019
Realized gain	––	25,000
Unrealized (loss) gain on equity securities	(162,000)	21,000
Other	1,000	40,000
	$(161,000)	$86,000

General and administrative expenses. For the six months ended March 31, 2020, general and administrative expense decreased $0.2 million, or 3.0%, to $7.1 million from $7.3 million for the six months ended March 31, 2019, primarily due to an increase in cost of outside services of $0.8 million (costs related to the Merger), offset by decreased professional fees of $0.4 million and payroll expenses of $0.3 million.

Segment profit – Consumer Receivables. For the six months ended March 31, 2020, segment profit decreased $1.4 million to $5.1 million from $6.5 million for the six months ended March 31, 2019, primarily due the decrease in revenue of $1.1 million, decrease in other income of $0.4 million offset by a favorable foreign exchange variance of $0.1 million.

Segment profit – Personal Injury Claims. For the six months ended March 31, 2020, segment profit was $0.4 million as compared to segment profit of $0.9 million for the six months ended March 31, 2019. The decrease was attributable to the decrease in earning of interest and fees on portfolios of $0.6 million offset by reduction in various overhead expenses of $0.1 million.

Segment profit – Social Security Disability Advocates. For the six months ended March 31, 2020, segment profit was $0.2 million as compared to $0.8 million for the same period in the prior year. The decrease in profit of $0.6 million in the current period was primarily the result of decreased revenues of $0.8 million partially offset by a reduction in overhead expenses of $0.2 million.

Income tax expense. Income tax expense, consisting of federal and state components, for six months ended March 31, 2020, was $0.6 million, as compared to an income tax expense, consisting of federal and state income taxes, of $1.1 million for the six months ended March 31, 2019. The decrease in income tax expense in the current year was primarily related to lower profit during current year partially offset by an increase in foreign tax expense.

Net income. As a result of the above, the Company had a net income for the six months ended March 31, 2020 of $1.0 million compared to $3.0 million for the six months ended March 31, 2019.

Three Months Ended March 31, 2020, Compared to the Three Months Ended March 31, 2019

Finance income. For the three months ended March 31, 2020, finance income decreased $0.7 million, or 19.3%, to $2.8 million from $3.5 million for the three months ended March 31, 2019. The decrease in finance income was due to reduction in the collections on portfolios during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 and the overall age of the portfolios. During the three months ended March 31, 2020 and 2019, the Company did not purchase any consumer portfolios. Net collections for the three months ended March 31, 2020 decreased 23.5% to $3.0 million from $3.9 million for the three months ended March 31, 2019.  For the three months ended March 31, 2020 gross collections decreased 22.6%, or $1.7 million, to $5.7 million from $7.4 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 commissions and fees associated with gross collections from our third-party collection agencies and attorneys decreased 21.5% or $0.8 million to $2.7 million from $3.5 million for the three months ended March 31, 2019. Commissions and fees amounted to 47.8% of gross collections for the three months ended March 31, 2020, compared to 47.2% for the three months ended March 31, 2019 resulting from higher percentage of commissionable collections in the current year period.

Personal Injury Claims income. Personal injury claims income decreased 63.8% or $0.3 million to $0.2 million for the three months ended March 31, 2020 from $0.5 million for the three months ended March 31, 2019 as a result of lower new advances in Arthur Funding partially offset by continued collections on historical personal injury claims.

Social security benefit advocacy fee income. Disability fee income decreased $0.4 million, or 30.6%, to $0.9 million for the three months ended March 31, 2020 from $1.3 million for the three months ended March 31, 2019, due to decreases in average fees per case earned for the disability claimants’ cases closed with the Social Security and Veterans Administration during the current period.

Earnings (loss) from equity method investee. Loss from equity method investment decreased by $3,000 to a loss of $53,000 for the three months ended March 31, 2020 from $56,000 during the three months ended March 31, 2019.

Gain on Settlement. For the three months ended March 31, 2020, the Company recognized a gain on settlement associated with Balance Point Divorce Funding and Stacey Napp of $30,000. For the three months ended March 31, 2019, the Company recognized $0.3 million in gain on settlement associated with prior overcharges billed to the Company by a third-party servicer in excess of contractually permitted amounts.

Interest and dividend income. Interest and dividend income increased $65,000, or 25.5% to $320,000 for the three months ended March 31, 2020 from $255,000 for the three months ended March 31, 2019, due to higher balances in U.S. Treasury securities.

Other income, net. The following table summarizes other income for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020	2019
Unrealized (loss) gain on equity securities	(172,000)	50,000
Other	––	1,000
	$(172,000)	$51,000

General and administrative expenses.  For the three months ended March 31, 2020, general and administrative expenses increased $0.5 million, or 15.1%, to $3.9 million from $3.4 million for the three months ended March 31, 2019, primarily due to an increase in cost of outside services of $0.5 million (costs related to the Merger), increase in bad debt expense of $0.3 million, unfavorable foreign exchange variance of $0.4 million, partially offset by a decrease in salaries of $0.4 million and professional fees of $0.2 million.

Segment profit – Consumer Receivables. Segment profit decreased $1.4 million to $2.2 million for the three months ended March 31, 2020 from $3.6 million for the three months ended March 31, 2019. This decrease in profitability was a result of decreased revenue of $0.7 million, decrease in other income of $0.3 million, and unfavorable foreign exchange variance of $0.4 million.

Segment profit – Personal Injury Claims. Segment profit decreased $0.6 million to a loss of $0.2 million for the three months ended March 31, 2020, from a profit of $0.4 million for the three months ended March 31, 2019. This decrease in profitability was a result of decreased revenue of $0.3 million and an increase in bad debt expense of $0.3 million.

Segment profit – Social Security Disability Advocates. The Segment profit was $0.1 million for the three months ended March 31, 2020 as compared $0.4 million for the three months ended March 31, 2019. The decrease in profitability of $0.3 million in the current fiscal year was primarily the result of decreased revenue of $0.4 million partially offset by decrease in various overhead expenses of $0.1 million.

Income tax expense. Income tax expense, consisting of federal and state components, for three months ended March 31, 2020, was $0.2 million, as compared to $0.6 million for the three months ended March 31, 2019, primarily due to lower income in the current year period partially offset by income from foreign operations resulting in tax expense of $0.1 million.

Net income (loss). As a result of the above, we generated net loss for the three months ended March 31, 2020 of $0.1 million, compared to net income of $1.8 million for the three months ended March 31, 2019.

Liquidity and Capital Resources

We manage our liquidity and capital resources to fund our operating and investing activities. We rely on cash flows from operations as the main source for liquidity.

Our primary source of cash from operations is collections on the receivable portfolios we have acquired and the funds generated from the liquidation of our personal injury claim portfolios.

Our primary uses of cash include costs involved in the collection of consumer receivables, the liquidation of our personal injury portfolio, and the costs to run our disability advocacy business.

At March 31, 2020, the Company had $9.0 million in cash and cash equivalents, as well as $63.8 million in investments in debt and equity securities.  The Company had no outstanding debt as of March 31, 2020.

Current economic uncertainty brought about as a result of the coronavirus 2019 (“COVID-19”) global pandemic may adversely impact the results of operations and liquidity of the Company overall and its business units to varying degrees over the near term, particularly if the economic effects of the pandemic worsen or persist for an extended period of time.  As a result of the evolving effects of the COVID-19 on our businesses, we are continuing to evaluate our liquidity position and cash flows to ensure we are judiciously utilizing our cash.

In recognition of expected reductions in future operating cash flows, on April 10, 2020, the Company applied for a $1.1 million Paycheck Protection Program (“PPP”) loan under the CARES Act. The proceeds of the loan are intended to be used to retain the Company’s employees, maintain payroll and make lease and utility payments. The Company received approval for a PPP loan from the Small Business Administration. On May 11, 2020, the Company signed a PPP loan note with an interest rate of 1% and a May 11, 2022 maturity date, though PPP loans may be forgiven if certain conditions are met. The PPP loan was funded on May 20, 2020.

Receivables Financing Agreement

As of March 31, 2020, we recorded a liability to BMO of approximately $0.1 million. The funds were subsequently remitted to BMO on April 10, 2020. The liability to BMO is recorded when actual collections are received.

Cash Flow

At March 31, 2020, our cash increased $4.7 million to $9.0 million from $4.3 million at September 30, 2019. Our cash balance remained consistent; due to the fact we invested all excess cash in U.S. Treasury bills, which are accounted for as available for sale debt securities on our condensed consolidated balance sheet.

Net cash provided by operating activities was $1.5 million during the six months ended March 31, 2020, as compared to $0.9 million used in operating activities for the six months ended March 31, 2019, primarily resulting from the net income of $1.0 million in the current period compared to $3.0 million in the prior year period, change in prepaid and income taxes receivable of $3.3 million, change in deferred tax of ($0.1) million and change in other liabilities of $1.3 million in the current year period. Net cash provided by investing activities was $3.1 million during the six months ended March 31, 2020, as compared to net cash used in investing activities of $1.8 million during the six months ended March 31, 2019. The change in cash provided by (used in) investing activities was primarily due to the net purchase of available for sale debt securities and investments in equity securities of $0.3 million in the current period compared to ($8.0) million in the prior period, lower collection from receivables acquired for liquidation and personal injury claims of ($3.0) million and proceeds from notes receivable of $0.5 million in the prior year period. There was no cash provided by financing activities during the six months ended March 31, 2020 and in the same prior year period.

Our cash requirements have been and will continue to be significant to operate our various lines of business. Significant requirements include costs involved in the collections of consumer receivables, investment in consumer receivable portfolios and investment in personal injury claims. In addition, dividends could be declared and paid if and when approved by the Board. Acquisitions recently have been financed through cash flows from operating activities. We believe we will not be dependent on a credit facility in the short-term, as our cash balances will be sufficient to invest in personal injury claims, purchase portfolios and finance the disability advocacy business.

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

The outcome of any future transactions is subject to market conditions. In addition, due to these opportunities, we may seek opportunities with banking organizations and others on a possible financing loan facility.

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

Recent Accounting Pronouncements

Adopted During The Six Months Ended March 31, 2020

 In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) which requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for all leases with terms longer than 12 months. For a lease with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right-of-use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option or not exercise an option to terminate the lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (“ASU 2018-01”). ASU 2018-01 was issued to address concerns about the cost and complexity of complying with the transition provisions of ASU 2016-02. Additionally, in July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements, which provides an alternative transition method that permits an entity to use the effective date of ASU 2016-02 as the date of initial application through the recognition of a cumulative effect adjustment to the opening balance of retained earnings upon adoption. The standard became effective in for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted (see Note 8 – Right of Use Assets).

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 (“Tax Act”), and requires certain disclosures about stranded tax effects. ASU 2018-02 was effective for the Company's fiscal year beginning October 1, 2019, with early adoption permitted, and was applied in the period of adoption in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Act was recognized. The adoption of this accounting update did not have a material impact on the Company’s condensed consolidated financial statements.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

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

Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the second quarter of fiscal year 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting. Management has concluded that there have been no changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 7, 2019, a shareholder of the Company filed a verified shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain current and former officers and directors of the Company, and named the Company as a nominal defendant, alleging that certain actions taken by management constituted a violation of fiduciary duty to the Company. The Company believes the lawsuit is without merit and intends to vigorously defend the matter. On or about January 8, 2020, a motion to dismiss the complaint was filed on behalf of all individual defendants and the Company as nominal defendant. In light of the execution of the Merger Agreement, the parties to the lawsuit entered into a joint stipulation and submitted a proposed order to stay proceedings in the lawsuit until the earlier of: (i) an announcement by the Company of the completion or cancellation of the merger, or (ii) June 30, 2020. On April 14, 2020, the court granted the parties’ stipulation and proposed order.

Item 1A.	Risk Factors

For a discussion of our potential risks and uncertainties, see the information previously disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, for the year ended September 30, 2019 filed with the SEC on December 20, 2019. With the exception of the following, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Our results of operations have been adversely affected and could in the future be materially adversely impacted by the COVID-19 pandemic

The global spread of the COVID-19 pandemic has created significant economic volatility, uncertainty and disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; changes in economic variables, such as the availability of consumer credit; the ability of consumers to pay amounts owed to us; the effect on the housing market; the rate of unemployment; the number and size of personal bankruptcy filings; the effect on energy costs; the levels of consumer confidence and consumer debt; and investor sentiment. Additionally, government actions in response to the pandemic may hinder our collection activities or result in increased expenses.

Cyber-attacks and other malicious internet-based activity continue to increase generally, and cloud-based platform providers of software and services have been targeted. Due to the COVID-19 pandemic, many of our employees are temporarily working remotely, which may pose additional data security risks.

Management is actively monitoring the impact of the global situation on our financial condition, liquidity, operations, and workforce. Given the daily evolution of the COVID-19 pandemic and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 pandemic on its results of operations, financial condition, or liquidity for fiscal year 2020. Any of these events could cause or contribute to the risks and uncertainties enumerated in the Annual Report and could materially adversely affect our business, financial condition, results of operations and/or stock price.

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

ASTA FUNDING, INC. (Registrant)

Date: May 29, 2020	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: May 29, 2020	By:	/s/ Steven Leidenfrost
Steven Leidenfrost, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)