Form 10-Q
period 2020-06-30
ASTA FUNDING INC
filed 2020-08-14
CIK 1001258

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, the registrant had 6,567,765 common shares outstanding.

ASTA FUNDING, INC. AND SUBSIDIARIES

PARTI. FINANCIAL INFORMATION

Item 1. FinancialStatements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2020 (Unaudited)	September 30, 2019
ASSETS
Cash and cash equivalents	$4,165,000	$4,308,000
Available for sale debt securities (at fair value)	44,001,000	56,123,000
Investments in equity securities (at fair value)	26,580,000	8,136,000
Consumer receivables acquired for liquidation (at cost)	997,000	1,668,000
Investment in personal injury claims, net	3,642,000	5,190,000
Due from third party collection agencies and attorneys	377,000	596,000
Accounts receivable, net	182,000	266,000
Prepaid and income taxes receivable, net	68,000	264,000
Furniture and equipment, net of accumulated depreciation of $2.0 million at June 30, 2020 and $1.9 million at September 30, 2019	48,000	120,000
Right of use assets	362,000	––
Equity method investment	307,000	280,000
Settlement receivable	465,000	1,558,000
Deferred income taxes	9,388,000	9,631,000
Goodwill	1,410,000	1,410,000
Other assets	1,438,000	1,135,000
Total assets	$93,430,000	$90,685,000
LIABILITIES
Accounts payable and accrued expenses	$1,219,000	$994,000
Note payable	1,118,000	––
Right of use liabilities	370,000	––
Income taxes payable	414,000	787,000
Total liabilities	3,121,000	1,781,000
Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value; authorized 5,000,000 shares; issued and outstanding — none	—	—
Preferred stock, Series A Junior Participating, $.01 par value; authorized 30,000 shares; issued and outstanding — none	—	—
Common stock, $.01 par value, authorized 30,000,000 shares; issued 13,459,708 at June 30, 2020 and September 30, 2019; and outstanding 6,567,765 at June 30, 2020 and at September 30, 2019	135,000	135,000
Additional paid-in capital	68,558,000	68,558,000
Retained earnings	89,326,000	87,907,000
Accumulated other comprehensive income, net of taxes	262,000	276,000
Treasury stock (at cost) 6,891,943 shares at June 30, 2020 and September 30, 2019	(67,972,000)	(67,972,000)
Total stockholders’ equity	90,309,000	88,904,000
Total liabilities and stockholders’ equity	$93,430,000	$90,685,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues:
Finance income, net	$2,235,000	$3,684,000	$8,175,000	$10,659,000
Personal injury claims income	242,000	439,000	783,000	1,608,000
Disability fee income	932,000	1,175,000	2,640,000	3,732,000

Total revenues	3,409,000	5,298,000	11,598,000	15,999,000

Other Income:
Interest and dividend income	263,000	821,000	912,000	1,274,000
Gain on settlements	––	273,000	30,000	596,000
Other income, net	253,000	34,000	92,000	121,000
Total other income	516,000	1,128,000	1,034,000	1,991,000

	3,925,000	6,426,000	12,632,000	17,990,000

Expenses:
General and administrative	3,281,000	2,980,000	10,379,000	10,301,000
Interest	1,000	—	1,000	—
Impairment	––	100,000	23,000	100,000
Loss from equity method investment	2,000	5,000	59,000	91,000
	3,284,000	3,085,000	10,462,000	10,492,000

Income before income tax	641,000	3,341,000	2,170,000	7,498,000
Income tax expense	195,000	1,037,000	751,000	2,146,000

Net income	$446,000	$2,304,000	$1,419,000	$5,352,000

Net income pershare:
Basic	$0.07	$0.35	$0.22	$0.80
Diluted	$0.07	$0.35	$0.21	$0.80

Weighted average number of common shares outstanding:
Basic	6,567,765	6,666,012	6,567,765	6,678,947
Diluted	6,748,499	6,666,231	6,686,081	6,679,260

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Comprehensive income is as follows:
Net income	$446,000	$2,304,000	$1,419,000	$5,352,000

Net unrealized debt securities gain (loss), net of tax (expense)/benefit of $51,000 and $46,000 during the three months ended June 30, 2020 and 2019, respectively, and $94,000 and ($40,000) during the nine months ended June 30, 2020 and 2019, respectively.	(133,000)	(121,000)	(240,000)	102,000
Reclassification adjustment for securities sold, net of tax expense of $0 and $0 during the three months ended June 30, 2020 and 2019, respectively, and ($50,000) and $0 during the nine months ended June 30, 2020 and 2019, respectively.	––	––	127,000	––
Foreign currency translation, net of tax (expense) / benefit of ($8,000) and ($6,000) during the three months ended June 30, 2020 and 2019, respectively, and ($38,000) and ($14,000) during the nine months ended June 30, 2020 and 2019, respectively.	(23,000)	16,000	99,000	52,000

Other comprehensive (loss) income	(156,000)	(105,000)	(14,000)	154,000

Total comprehensive income	$290,000	$2,199,000	$1,405,000	$5,506,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2019	13,459,708	$135,000	$68,558,000	$87,907,000	$276,000	$(67,972,000)	$88,904,000
Net income	—	—	—	1,045,000	—	—	1,045,000
Unrealized loss on debt securities, net	—	—	—	—	(128,000)	—	(128,000)
Amount reclassified from other comprehensive income	—	—	—	—	122,000	––	122,000
Foreign currency translation, net	—	—	—	—	(44,000)	—	(44,000)
Balance, December 31, 2019	13,459,708	$135,000	$68,558,000	$88,952,000	$226,000	$(67,972,000)	$89,899,000
Net loss	—	—	—	(72,000)	—	—	(72,000)
Unrealized gain on debt securities, net	—	—	—	—	21,000	—	21,000
Amount reclassified from other comprehensive income	—	—	—	—	5,000	––	5,000
Foreign currency translation, net	—	—	—	—	166,000	—	166,000
Balance, March 31, 2020	13,459,708	$135,000	$68,558,000	$88,880,000	$418,000	$(67,972,000)	$90,019,000
Net income	—	—	—	446,000	—	—	446,000
Unrealized loss on debt securities, net	—	—	—	—	(133,000)	—	(133,000)
Foreign currency translation, net	—	—	—	—	(23,000)	—	(23,000)
Balance, June 30, 2020	13,459,708	$135,000	$68,558,000	$89,326,000	$262,000	$(67,972,000)	$90,309,000

	Common Stock		Additional		Accumulated Other		Total
	Issued Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income	Treasury Stock	Stockholders’ Equity
Balance, September 30, 2018	13,459,708	$135,000	$68,551,000	$80,834,000	$35,000	$(67,128,000)	$82,427,000
Cumulative effect of adjustment for adoption of ASC 606, net of tax of $80,000	—	—	—	173,000	—	—	173,000
Cumulative effect of adjustment for adoption of ASU No. 2016-01, net of tax of $5,000	—	—	—	(10,000)	10,000	—	—
Adjusted opening equity	13,459,708	$135,000	$68,551,000	$80,997,000	$45,000	$(67,128,000)	$82,600,000
Stock based compensation expense	—	—	7,000	—	—	—	7,000
Net income	—	—	—	1,275,000	—	—	1,275,000
Unrealized gain on debt securities, net	—	—	—	—	135,000	—	135,000
Foreign currency translation, net	—	—	—	—	80,000	—	80,000
Balance, December 31, 2018	13,459,708	$135,000	$68,558,000	$82,272,000	$260,000	$(67,128,000)	$84,097,000
Net income	—	—	—	1,773,000	—	—	1,773,000
Unrealized gain on debt securities, net	—	—	—	—	88,000	—	88,000
Foreign currency translation, net	—	—	—	—	(44,000)	—	(44,000)
Balance, March 31, 2019	13,459,708	$135,000	$68,558,000	$84,045,000	$304,000	$(67,128,000)	$85,914,000
Net income	—	—	—	2,304,000	—	—	2,304,000
Unrealized loss on debt securities, net	—	—	—	—	(121,000)	—	(121,000)
Foreign currency translation, net	—	—	—	—	16,000	—	16,000
Treasury Stock purchased (79,500 shares)	—	—	—	—	—	(560,000)	(560,000)
Balance, June 30, 2019	13,459,708	$135,000	$68,558,000	$86,349,000	$199,000	$(67,688,000)	$87,553,000

See accompanying notes to condensed consolidated financial statements

ASTA FUNDING, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$1,419,000	$5,352,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,000	72,000
Deferred income taxes	287,000	540,000
Impairment of consumer receivables acquired for liquidation	23,000	100,000
Stock based compensation	––	7,000
Unrealized gain on equity securities	(67,000)	(53,000)
Recoveries of bad debts – personal injury claims, net	(260,000)	(90,000)
Loss from equity method investment	59,000	91,000
Changes in:
Receipt of income tax carry-back claim	––	3,231,000
Prepaid and income taxes receivable	196,000	(2,300,000)
Due from third party collection agencies and attorneys	200,000	(69,000)
Accounts receivable	84,000	(62,000)
Other assets	(304,000)	(440,000)
Other liabilities	325,000	(1,021,000)
Right of use assets	274,000	––
Right of use liabilities	(266,000)	––
Income taxes payable	(373,000)	––
Net cash provided by operating activities	1,669,000	5,358,000
Cash flows from investing activities:
Principal collected on receivables acquired for liquidation	599,000	1,373,000
Purchase of available for sale debt securities and investments in equity securities	(155,492,000)	(92,194,000)
Proceeds from sale of available for sale debt securities	149,080,000	72,125,000
Proceeds from note receivable	—	4,313,000
Proceeds from settlement receivable	1,093,000	1,349,000
Personal injury claims - advances	(390,000)	(123,000)
Personal injury claims - receipts	2,198,000	5,049,000
Increase in equity method investment	(86,000)	(62,000)
Capital expenditures	—	(117,000)
Net cash used in investing activities	(2,998,000)	(8,287,000)
Cash flows from financing activities:
Proceeds from note payable	1,118,000	––
Purchase of treasury stock	––	(560,000)
Net cash provided by (used in) financing activities	1,118,000	(560,000)
Foreign currency effect on cash	68,000	103,000
Net decrease in cash and cash equivalents	(143,000)	(3,386,000)
Cash and cash equivalents at beginning of period	4,308,000	6,284,000
Cash and cash equivalents at end of period	$4,165,000	$2,898,000
Supplemental disclosure of cash flow information:
Cash paid for: Interest	$—	$—
Cash paid for: Income taxes	$700,000	$4,000,000
Supplemental disclosure of non-cash operating activities:
Initial recognition of right of use assets	$636,000	$—
Initial recognition of right of use assets	$636,000	$—

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

Basis of Presentation

The condensed consolidated balance sheet as of June 30, 2020, the condensed consolidated statements of operations for the three and nine months ended June 30, 2020 and 2019, the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity as of and for the three and nine months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2020 and 2019, are unaudited. The September 30, 2019 financial information included in this report was derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019. In the opinion of management, all adjustments necessary to present fairly our financial position at June 30, 2020, the results of operations for the three and nine months ended June 30, 2020 and 2019, the condensed consolidated statement of comprehensive income (loss) for the three and nine months ended June 30, 2020 and 2019, the condensed consolidated statement of stockholders' equity for the three and nine months ended June 30, 2020 and 2019 and condensed consolidated cash flows for the nine months ended June 30, 2020 and 2019 have been made. The results of operations for the three and nine months ended June 30, 2020 and 2019 are not necessarily indicative of the operating results for any other interim period or the full fiscal year.

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

Going Private Transaction

On April 8, 2020 the Company announced that it has entered into a definitive merger agreement (the “Merger Agreement”) under which the Stern Group, comprised of Gary Stern, Chairman, President and Chief Executive Officer of the Company, Ricky Stern and certain related parties, will acquire all of the issued and outstanding shares of common stock of the Company through the merger of the Company with a wholly-owned subsidiary of Asta Finance Acquisition Inc. (“Parent”), with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Each share of outstanding common stock under the original Merger Agreement would have been purchased for $11.47 in cash.

The Merger was unanimously approved by the board of directors of Asta (the “Board”), acting on the unanimous recommendation of a special committee of independent and disinterested directors (the “Special Committee”) that was granted full authority to conduct a comprehensive strategic review and evaluate, and if warranted, negotiate an acquisition proposal. Subsequent to the approval of the Merger by the Board, on May 22, 2020, RBF Capital, LLC notified the Company’s Board of Directors, of its proposal to acquire all of the outstanding shares of the Company not currently held by RBF Capital, LLC for a price of $13.00 per share in cash (the “RBF Capital Proposal”), representing a 13% premium to the Stern Investor Group’s proposed purchase price of $11.47 per share. The Special Committee evaluated the RBF Capital Proposal.

On June 25, 2020, the Company announced that it had entered into an amendment (the “Amendment”) to the Merger Agreement.

Pursuant to the amended Merger Agreement each share of outstanding common stock will be purchased for $13.10 in cash. The new purchase price represents an increase of $1.63 per share over the original purchase price and a premium of approximately 18% to the Company’s closing stock price on June 24, 2020, the last trading day prior to the execution of the Amendment.

The Merger Agreement and Amendment were approved by the board of directors of Asta (the “Board”) (without the participation of Gary Stern), acting on the unanimous recommendation of a special committee of independent and disinterested directors (the “Special Committee”) that was granted full authority to conduct a comprehensive strategic review and evaluate, and if warranted, negotiate an acquisition proposal. The Merger is subject to the satisfaction of customary closing conditions as well as the approval by the Company’s stockholders other than the Stern Group.

Simultaneously with the signing of the amended Merger Agreement, the Company also entered into a Settlement and Voting agreement with RBF Capital, LLC, a stockholder of the Company. Pursuant to the terms of the Settlement and Voting Agreement, RBF Capital, LLC has, among other things, agreed to vote the shares of Common Stock of the Company beneficially owned by RBF Capital, LLC, or that may become beneficially owned by it during the term of the Settlement and Voting Agreement, in favor of adopting the amended Merger Agreement, dated June 25, 2020, and any other matters necessary for consummation of the Merger (as defined in the Settlement and Voting Agreement) and the other transactions contemplated by the amended Merger Agreement.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Business and Basis of Presentation (Continued)

The Merger will be financed by a committed loan facility provided by Bank Leumi USA.

The Merger is expected to close in the Company’s fourth fiscal quarter of 2020 and is subject to the satisfaction of customary closing conditions as well as the approval by the Company’s stockholders other than the Stern Group. The Board recommends that Company’s stockholders vote to adopt and approve the Merger Agreement. Upon closing, the Company will become a privately held company and as such, the Company’s shares of common stock will no longer be listed or traded on the Nasdaq Global Select Market.

During the three and nine months ended June 30, 2020, the Company incurred fees and expenses in connection with the Merger of $668,000 and $1,453,000, respectively, included in general and administrative expenses on the accompanying consolidated statement of operations.

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

Through June 30, 2020, our consumer receivables segment has experienced a downturn in cash collections attributable to consumer delays in making payments on their outstanding debts. Management attributes these delays to circumstances caused by COVID-19. Through June 30, 2020, our Personal Injury segment has not experienced noticeable delays in the adjudication of claims despite the fact that most courthouses have been temporarily closed. However, we have experienced customer payment delays due to COVID-19 impacts in our Peru operations.

While it is premature to quantify the impact of the evolving effects of COVID-19 and the effectiveness of measures taken by global governments to mitigate the pandemic and its economic impact, we expect COVID-19 will negatively impact the Company’s results of operations and its cash flows across both the consumer receivable and personal injury claim segments. The nature, extent and duration of the impact to the Company’s businesses will depend on implications to the general economic and financial markets, changes in economic variables, such as the availability of consumer credit, the ability of consumers to pay amounts owed to us; the effect on the rate of unemployment; the number and size of personal bankruptcy filings; the levels of consumer confidence and consumer debt; investor sentiment.; and any closures to our foreign offices. Additionally, government actions in response to the pandemic may hinder our collection activities or result in increased expenses.

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

Cash balances are maintained at various depository institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Company had cash balances with two banks at June 30, 2020 that each exceeded the balance insured by the FDIC by approximately $0.6 million. Additionally, three foreign banks with an aggregate $1.7 million in cash balances are not FDIC insured. The Company does not believe it is exposed to any significant credit risk due to concentration of cash.

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

 Personal Injury Claim Advances and Impairments

The Company accounts for its investments in personal injury claims at an agreed upon fee in anticipation of a future settlement. Purchased personal injury claim advances consists of the right to receive from a claimant part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or reward with respect to such claimant’s claim. Open case revenue is estimated, recognized and accrued based on the expected realization and underwriting guidelines and facts and circumstances for each individual case. These personal injury claims are non-recourse. When a case is closed and the cash is received for the advance provided to a claimant, revenue is recognized based upon the contractually agreed upon fee, and, if applicable, adjusted for any changes due to a settled amount and fees charged to the claimant.

Management assesses the quality of the personal injury claims portfolio through an analysis of the underlying personal injury fundings on a case by case basis. Cases are reviewed through periodic updates with attorneys handling the cases, as well as with third party research tools which monitor public filings, such as motions or judgments rendered on specific cases. The Company specifically reserves for those fundings where the underlying cases are identified as uncollectible, due to anticipated non-favorable verdicts and/or settlements at levels where recovery of the advance outstanding is unlikely. For cases that have not exhibited any specific negative collection indicators, the Company establishes reserves based on the historical collections of the fee income. Fee income on advances is reserved for on all cases where a specific reserve is established on the initially funded amount. In addition, management also monitors its historical collection of fee income and establishes reserves on fee income consistent with the historically experienced collection rates. Management regularly analyzes and updates the historical collection of its initially funded cases as well as its fee income.

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

Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to assess at the measurementdate.

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

Recent Accounting Pronouncements

Adopted During the Nine Months EndedJune 30, 2020

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

Note 2—Investments in Debt and Equity Securities

Investments in Equity Securities

Investments in equity securities at June 30, 2020 and September 30, 2019, consist of mutual funds valued at $26.6 million and $8.1 million, respectively.

Net gains and losses recognized on investments in equity securities for the three and nine months ended June 30, 2020 and 2019 are as follows:

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Unrealized gains and (losses) recognized during the reporting period on equity securities still held at the reporting date	$228,000	$32,000	$67,000	$53,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2—Investments in Debt and Equity Securities(Continued)

Available for Sale Debt Securities

Available for sale debt securities at June 30, 2020 and September 30, 2019, consist of the following:

	Amortized	Unrealized	Unrealized
June 30, 2020	Cost	Gains	Losses	Fair Value
Available for sale debt securities	$43,981,000	$23,000	$3,000	$44,001,000

	Amortized	Unrealized	Unrealized
September 30, 2019	Cost	Gains	Losses	Fair Value
Available for sale debt securities	$55,946,000	$178,000	$1,000	$56,123,000

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

The following tables summarize the changes in the consolidated balance sheet account of consumer receivables acquired for liquidation during the following periods:

	For the Three Months Ended June 30,
	2020	2019
Balance, beginning of period	$1,193,000	$2,626,000

Net cash collections from collection of consumer receivables acquired for liquidation	(2,421,000)	(4,112,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	—
Impairment	—	(100,000)
Effect of foreign currency translation	(10,000)	86,000
Finance income recognized	2,235,000	3,684,000
Balance, end of period	$997,000	$2,184,000
Finance income as a percentage of collections	92.3%	89.6%

	For the Nine Months Ended June 30,
	2020	2019
Balance, beginning of period	$1,668,000	$3,749,000

Net cash collections from collection of consumer receivables acquired for liquidation	(8,771,000)	(12,026,000)
Net cash collections represented by account sales of consumer receivables acquired for liquidation	—	—
Impairment	(23,000)	(100,000)
Effect of foreign currency translation	(52,000)	(98,000)
Finance income recognized	8,175,000	10,659,000
Balance, end of period	$997,000	$2,184,000
Finance income as a percentage of collections	93.2%	88.6%

During the three and nine months ended June 30, 2020 and 2019 the Company did not purchase any new portfolios.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Consumer Receivables Acquired for Liquidation (Continued)

As of June 30, 2020, the Company held consumer receivables acquired for liquidation from Peru and Colombia of $0.7 million and $0.1 million, respectively. The total amount of internationally held consumer receivables acquired for liquidation was $0.8 million, or 79.5% of the $1.0 million in total consumer receivables held at June 30, 2020. Of the total consumer receivables four individual portfolios comprise 26.5%, 20.5%, 14.4% and 8.0% of the overall asset balance at June 30, 2020.

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

As of June 30, 2020, and September 30, 2019, 0.8% and 1.5% of the Company's total assets were related to its international operations, respectively. For the three and nine months ended June 30, 2020 and 2019, 6.2% and 3.9%, respectively, and 6.0% and 4.6%, respectively, of the Company's total revenue were related to its international operation.

At June 30, 2020, approximately 30% of the Company’s portfolio face value was serviced by five collection organizations. At September 30, 2019, approximately 28% of the Company’s portfolio face value was serviced by five collection organizations. The Company has servicing agreements in place with these five collection organizations, as well as all of the Company’s other third-party collection agencies and attorneys that cover standard contingency fees and servicing of the accounts. While the 5 collection organizations represent only 30% and 28% as of June 30, 2020 and September 30, 2019, respectively, of the Company’s portfolio face value, it does represent approximately 87% and 86% of the Company’s portfolio face value at all third-party collection agencies and attorneys as of June 30, 2020 and September 30, 2019, respectively.

The following table summarizes collections received by the Company’s third-party collection agencies and attorneys, less commissions and direct costs, for the three and nine months ended June 30, 2019 and 2018, respectively.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Gross collections (1)	$4,565,000	$7,680,000	$16,818,000	$23,262,000
Commissions and fees (2)	(2,144,000)	(3,568,000)	(8,047,000)	(11,236,000)
Net collections	$2,421,000	$4,112,000	$8,771,000	$12,026,000

(1)	Gross collections include collections from third party collection agencies and attorneys, collections from in-house efforts and collections represented by account sales.
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

 Note 4—Equity Method Investments

Serlefin Peru is a joint venture in which the Company has a 49% ownership interest. The other 51% is owned by three individuals who share common ownership with Serlefin BPO&O Serlefin S.A. (“Serlefin”). Each owner maintains voting rights equivalent to their share ownership, and the 51% shareholders collectively manage the operations of the business. Based on the Company's ownership and voting rights, the Company lacks requisite control of Serlefin Peru, and therefore accounts for its investment in Serlefin Peru under the equity method of accounting. Under the joint venture agreement, the Company is entitled to a management fee from Serlefin Peru in connection with certain payments made to Serlefin Peru. In light of the novel coronavirus (“COVID-19”) pandemic, the Company agreed to delay the reimbursement of management fees due in April through December 2020.

Additionally, the Company and Serlefin jointly purchase international consumer debt portfolios under a purchase agreement. The Company and Serlefin purchase the portfolios on a pro-rata basis of 80% and 20%, respectively. The purchased portfolios are transferred to an administrative and payment trust, where the Company and Serlefin are trustees. Serlefin provides collection services to the trust, and receives a performance fee determined by the parties for each loan portfolio acquired. Serlefin received approximately $0.2 million and $0.2 million, and $0.9 million and $0.7 million in performance fees for the three and nine months ended June 30, 2020 and 2019, respectively. During June 2020, Serlefin Peru recapitalized $89,000 of loans due to the Company into equity in accordance with statutory requirements in Peru.  Accordingly, the Company has reclassed $89,000 from other assets into equity method investment in its consolidated balance sheet at June 30, 2020. Further reclassifications of loans, as well as additional capital investments may be required to fund the ongoing operations of Serlefin Peru in the future.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Equity Method Investments(Continued)

The operating results for Serlefin Peru were negatively impacted by COVID-19 during the three and nine months ended June 30, 2020. The carrying value of the investment in Serlefin Peru was $307,000 and $280,000 as of June 30, 2020 and September 30, 2019, respectively. The cumulative net loss from our investment in Serlefin Peru from the date of the initial investment through June 30, 2020 was approximately $311,000, and was not significant to the Company's condensed consolidated statement of operations. The Company has determined that there is no impairment of this investment at June 30, 2020.

Note 5—Personal Injury Claims Funding

Simia and Sylvave

As of June 30, 2020, Simia had a personal injury claims portfolio of $0.6 million, and recognized revenue for the three and nine months then ended of $97,000 and $168,000, respectively.  As of September 30, 2019, Simia had a personal injury claims portfolio of $1.3 million, and recognized revenue of $31,000 and $60,000 for the three and nine months ended June 30, 2019, respectively.

As of June 30, 2020, Sylvave had a personal injury claims portfolio of $2.4 million, and recognized revenue for the three and nine months then ended of $128,000 and $568,000, respectively.   As of September 30, 2019, Sylvave had a personal injury claims portfolio of $3.7 million. For the three and nine months ended June 30, 2019, Sylvave recognized revenue of $406,000 and $1,546,000, respectively.

Simia and Sylvave remain in operation to continue to collect on their outstanding personal injury claim portfolios, but will not be funding any new advances to claimants.

Arthur Funding

Arthur Funding began funding advances on personal injury claims in May 2019. As of June 30, 2020, Arthur Funding had a personal injury claims portfolio of $0.6 million, and recognized revenue for the three and nine months then ended of $26,000 and $56,000, respectively. As of September 30, 2019, Arthur Funding had a personal injury claims portfolio of $0.2 million, and recognized revenue for the three and nine months ended June 30, 2019 of $2,000.

The following tables summarize the changes in the balance sheet account of personal injury claim portfolios held by Simia, Sylvave and Arthur Funding, net of reserves, for the following periods:

	For the Three Months ended June 30,
	2020	2019
Balance, beginning of period	$3,709,000	$6,630,000
Personal claim advances	274,000	123,000
(Write offs) recoveries	201,000	248,000
Personal injury claims income	251,000	439,000
Personal injury claims receipts	(793,000)	(1,531,000)
Balance, end of period	$3,642,000	$5,909,000

	For the Nine Months ended June 30,
	2020	2019
Balance, beginning of period	$5,190,000	$10,745,000
Personal claim advances	390,000	123,000
(Write offs) recoveries	260,000	90,000
Personal injury claims income	792,000	1,608,000
Personal injury claims receipts	(2,990,000)	(6,657,000)
Balance, end of period	$3,642,000	$5,909,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Personal Injury Claims Funding (Continued)

 The Company recognized personal injury claims income of $0.3 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.8 million and $1.6 million for the nine months ended June 30, 2020 and 2019, respectively. The personal injury claims income for the three and nine months ended June 30, 2020 excludes broker fees of $9,000 for both periods. The Company has recorded a reserve on principle fundings in personal injury claims of $1.0 million as of June 30, 2020 and $1.2 million as of September 30, 2019. During the three and nine months ended June 30, 2020, the Company realized personal injury bad debt recoveries of $201,000 and $260,000, respectively, as compared with $248,000 and $90,000 in the comparable periods of fiscal 2019, respectively.

Note 6—Non-Recourse Debt

Non-Recourse Debt –Bank of Montreal (“BMO”)

As of June 30, 2020, and September 30, 2019, the Company recorded a liability to BMO of approximately $75,000 and $22,000, respectively, which has been recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheet. The funds were subsequently remitted to BMO on July 10, 2020 and October 10, 2019, respectively. The liability to BMO is recorded when actual collections are received.

Note 7 —Right of Use Assets and Liabilities

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

On October 1, 2019, the Company recorded lease liabilities of approximately $636,000 attributable to the Company’s operating leases based on the present value of the remaining minimum lease payments along with right-of-use assets of approximately $636,000. The Company used 3.5% as its incremental borrowing rate to calculate the net present value of its leases on October 1, 2019. As of June 30, 2020, the Company’s operating lease right-of-use assets and operating lease liabilities were approximately $362,000 and $370,000, respectively.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 —Right of Use Assets and Liabilities (Continued)

The following provides additional information about the Company’s operating leases:

As of June 30, 2020:

Weighted average remaining lease term (in years)	2.40
Weighted average discount rate	3.5%

As of June 30, 2020, the future minimum payments for the fiscal years are as follows:

2020	$68,000
2021	122,000
2022	131,000
2023	66,000
Thereafter	–

Total lease payments	387,000
Less interest	(17,000)
Operating lease liability	$370,000

The Company leases its facilities in (i) Englewood Cliffs, New Jersey, and (ii) Fort Lee, New Jersey. Rent expense for the three and nine months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million and $0.3 million and $0.2 million, respectively.

On July 8, 2020, the Company entered into an agreement with its landlord to amend its lease for its corporate offices by terminating its tenancy for approximately 1,888 square feet of space as per the lease agreement dated October 7, 2015. Accordingly, rent due for this space is waived by the landlord and the Company waived any and all tenancy rights for this space. The Company’s remaining monthly rent for its corporate office is $14,000 or 82% of the current monthly rent. This change shall be effective as of August 1, 2020 and all other terms and conditions of the lease remain unchanged and in full effect.

 Note 8 — Note Payable

On April 10, 2020, the Company applied for a $1.1 million Paycheck Protection Program (“PPP”) loan under the CARES Act. On May 11, 2020, the Company signed a PPP loan note with an interest rate of 1% and a May 11, 2022 maturity date, though PPP loans may be forgiven if certain conditions are met. The PPP loan was funded on May 20, 2020. During the quarter ended June 30, 2020, the Company used the proceeds of the PPP loan for payroll, lease payments and utility payments. The Company has not applied for PPP loan forgiveness.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 — Settlements (Continued)

As of June 30, 2020, and September 30, 2019, the Company has a settlement receivable due from this third-party servicer of $0.5 million and $1.6 million, respectively. During the nine months ended June 30, 2020, the Company received $1.1 million in payments from this third-party servicer. For the three and nine months ended June 30, 2020 and 2019, the Company recorded interest income of $29,000 and $53,000 and $101,000 and $180,000, respectively, which is included in other income on the Company's consolidated statements of operations.

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

The Company has previously reviewed the financial condition of both Balance Point and Napp, and has concluded that neither entity currently has assets sufficient to honor the obligations set forth in the Settlement Agreement. Therefore, due to the uncertainty of collecting the Settlement Amount from either Balance Point or Napp, the Company will realize the gain on this settlement, as the Company receives the cash proceeds. Napp missed the $25,000 payment due in December 2019 and made a $30,000 payment in February 2020. Napp missed the $25,000 payment due on May 31, 2020 and indicated to make up that payment by July 31, 2020, along with the regularly scheduled $25,000 payment that was due on July 31, 2020 under the Settlement Agreement. Napp missed the double payment of $50,000 due on July 31, 2020 and promised to make the double payment of $50,000 by September 30, 2020. The Company has recognized a gain on settlement of $0 and $30,000 for the three and nine months ended June 30, 2020 in its condensed consolidated statements of operations. The Company had recognized a gain on settlement of $25,000 for the three and nine months ended June 30, 2019 in its consolidated statements of operations.

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

On May 15, 2019, the Company received $0.2 million from the bankruptcy trustee in New Jersey, associated with the bankruptcy filing of Axiant, LLC, and a previous third-party servicer. The Company recorded a gain on settlement of $0.2 million for the three and nine months ended June 30, 2019 in its consolidated statements of operations.

 Note 10 — Interest, Dividend and Other Income

The following tables summarize other income for the three and nine months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019
Interest and dividend income	$263,000	$821,000
Gain on settlements	––	273,000
Unrealized gain on equity securities	228,000	33,000
Other	25,000	1,000
	$516,000	$1,128,000

	For the Nine Months Ended June 30,
	2020	2019
Interest and dividend income	$912,000	$1,274,000
Gain on settlements	30,000	596,000
Realized gain	––	25,000
Unrealized gain on equity securities	67,000	53,000
Other	25,000	43,000
	$1,034,000	$1,991,000

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11—Commitments and Contingencies

Legal Matters

On November 7, 2019, a shareholder of the Company filed a verified shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain current and former officers and directors of the Company, and named the Company as a nominal defendant, alleging that certain actions taken by management constituted a violation of fiduciary duty to the Company. The Company believes the lawsuit is without merit and intends to vigorously defend the matter. On or about January 8, 2020, a motion to dismiss the complaint was filed on behalf of all individual defendants and the Company as nominal defendant. In light of the execution of the merger agreement, the parties to the lawsuit entered into a joint stipulation and submitted a proposed order to stay proceedings in the lawsuit until the earlier of: (i) an announcement by the Company of the completion or cancellation of the merger, or (ii) June 30, 2020. On April 14, 2020, the court granted the parties’ stipulation and proposed order. On July 8, 2020, the court granted the parties' stipulation and proposed order to extend the stay until the earlier of: (i) an announcement by the Company of the completion or cancellation of the merger, or (ii) September 30, 2020.

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

  Commitments

On June 9, 2020, a newly formed subsidiary of the Company entered into an agreement with a third party pursuant to which it will provide funding in connection with certain consumer lease transactions. Under the agreement, when a consumer is approved for financing at a participating merchant, the Company purchases the merchandise and then leases it to the consumer pursuant to a consumer lease agreement. The Company agreed to fund a maximum of $300,000 in total transactions, over a three-month period beginning with the date of the third party agreement. The Company did not make any funding payments during the month of June 2020.

Note 12—Income Taxes

At the end of each interim reporting period, the Company estimates its effective income tax rate expected to be applicable for the full year. The estimate is used in providing for income taxes on a year-to-date basis and may change in subsequent interim periods. The Company’s effective tax rate from operations for the three and nine months ended June 30, 2020 was 30.4% and 34.6%, respectively, compared to 31.0% and 28.6%, respectively, for the same periods in the prior year.

The Company’s effective rate for the three months ended June 30, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to income from foreign operations, and state income taxes. The Company’s effective tax rate from operations for the nine months ended June 30, 2020 differed from the U.S. federal statutory rate of 21%, primarily due to income from foreign operations resulting in income tax expense of $144,000, state income taxes and other differences discrete to the quarter.

The Company files income tax returns in the U.S federal jurisdiction, various state jurisdictions, and various foreign countries. The Company does not have any uncertain tax positions.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12—Income Taxes (Continued)

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

The income tax provisions of the CARES Act had limited applicability to the Company as of June 30, 2020, and therefore, the enactment of the CARES Act did not have a material impact on the Company’s condensed consolidated financial statements as of, and for the three and nine months ended, June 30, 2020. We will continue to evaluate the impact of tax legislation and will update our disclosures as additional information and interpretive guidance becomes available.

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

The following table presents the computation of basic and diluted per share data for the three and nine months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Nine Months Ended June 30, 2020	For the Nine Months Ended June 30, 2019
Net Income	$446,000	$2,304,000	$1,419,000	$5,352,000

Basic earnings per share	$0.07	$0.35	$0.22	$0.80

Diluted earnings per share	$0.07	$0.35	$0.21	$0.80

Weighted average number of common shares outstanding:
Basic	6,567,765	6,666,012	6,567,765	6,678,947
Dilutive effect of stock options	180,734	219	118,316	313
Diluted	6,748,499	6,666,231	6,686,081	6,679,260

 At June 30, 2020 there were no stock options outstanding that were anti-dilutive. At June 30, 2019 there were 725,567 stock options outstanding that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

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

The Company authorized 2,000,000 shares of Common Stock for issuance under the 2012 Plan. Under the 2012 Plan, the Company has granted options to purchase an aggregate of 540,800 shares, awarded 245,625 shares of restricted stock, and has cancelled 118,668 options, leaving 1,332,243 shares available as of June 30, 2020. At June 30, 2020, 49 of the Company’s employees were able to participate in the 2012 Plan.

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

The following table summarizes stock option transactions under the 2012 Plan, the Equity Compensation Plan and the 2002 Plan (collectively the “Plans”):

	For the Three Months Ended June 30,
	2020		2019
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	666,867	$8.19	726,767	$8.17
Options exercised	—	—	—	—
Options forfeited/cancelled	(100)	7.93	(1,200)	2.95
Outstanding options at the end of period	666,767	$8.19	725,567	$8.18
Exercisable options at the end of period	666,767	$8.19	725,567	$8.18

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14—Stock Option Plans (Continued)

	For the Nine Months Ended June 30,
	2020		2019
	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding options at the beginning of period	722,567	$8.18	728,867	$8.17
Options exercised	—	—	—	—
Options forfeited/cancelled	(55,800)	8.08	(3,300)	6.27
Outstanding options at the end of period	666,767	$8.19	725,567	$8.18
Exercisable options at the end of period	666,767	$8.19	725,567	$8.18

The following table summarizes information about the Plans outstanding options as of June 30, 2020:

			Options Outstanding			Options Exercisable
Range of Exercise Price			Number of Shares Outstanding	Weighted Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$5.7501	-	$8.6250	557,267	2.2	7.96	557,267	7.96
$8.6251	-	$11.5000	109,500	2.6	9.37	109,500	9.37
			666,767	2.2	$8.19	666,767	$8.19

The Company did not recognize any compensation expense related to the stock option grants during the three and nine months ended June 30, 2020. The Company recognized $0 and $7,000 of compensation expense related to the stock optionsvested during the three and nine months ended June 30, 2019, respectively. As of June 30, 2020, there was no unrecognized compensation cost related to stock option awards.

The intrinsic value of the outstanding and exercisable options as of June 30, 2020 was approximately $3,162,000. The weighted average remaining contractual life of exercisable options is 2.2 years. There were no options exercised during the three and nine months ended June 30, 2020 and 2019. The fair value of the stock options that vested during the three and nine months ended March 31, 2020 was approximately $0 for both periods. The fair value of the stock options that vested during the three and nine months ended June 30, 2019 was approximately $0 and $126,000, respectively. There were no options granted during the three and nine months ended June 30, 2020 and 2019.

The Company did not grant any restricted stock awards during the three and nine months ended June 30, 2020 and 2019. As of June 30, 2020, and September 30, 2019, there was no unrecognized compensation cost related to restricted stock awards.

Note 15—Stockholders’ Equity

The Company has 5,000,000 authorized preferred shares with a par value of $0.01 per share.  The Board of Directors are authorized to divide the authorized shares of Preferred Stock into one or more series, each of which shall be so designated as to distinguish the shares thereof from the shares of all other series and classes.

There were no shares of preferred stock issued and outstanding as of June 30, 2020 and 2019.

Dividends are declared at the discretion of the Board and depend upon the Company’s financial condition, operating results, capital requirements and other factors that the Board deems relevant. In addition, agreements with the Company’s lenders may, fromtime to time, restrict the ability to pay dividends. As of June 30, 2020, there were no such restrictions. No dividends were declared during the three and nine months ended June 30, 2020.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16—Fair Value of Financial Measurements and Disclosures

Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments is summarized as follows:

	June 30, 2020		September 30, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash equivalents (Level 1)	$645,000	$645,000	$64,000	$64,000
Investments in equity securities (Level 1)	26,580,000	26,580,000	8,136,000	8,136,000
Available-for-sale debt securities (Level 2)	44,001,000	44,001,000	56,123,000	56,123,000
Consumer receivables acquired for liquidation (Level 3)	997,000	23,554,000	1,668,000	25,783,000

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

The Company’s investments in equity securities and available-for-sale debt securities are classified as Level 1 and Level 2 financial instruments, respectively, based on the classifications described above. The Company did not have any transfers into (out of) Level 1 investments during the fiscal year ended September 30, 2019. The Company had no Level 3 available-for-sale investments during the three and nine months ended June 30, 2020.

Consumer receivables acquired for liquidation - The Company computed the fair value of the consumer receivables acquired for liquidation using its proprietary forecasting model. The Company’s forecasting model utilizes a discounted cash flow analysis. The Company’s cash flows are an estimate of monthly collections for consumer receivables over the estimated collection period, which is currently July of 2020 through March of 2029. These cash flows are then fair valued using a discount rate of 20%. See Note 4 for the rollforward of Level 3 activity.

Note 17—Related Party

The Company utilizes the services of a consultant in conjunction with its international operations. The consultant is the spouse of one of the owners of Serlefin Peru. For the three and nine months ended June 30, 2020 and 2019, the Company paid this consultant $12,500 and $37,500, and $16,000 and $64,000, respectively. The Company does not have a formal agreement in place for these services, and the Company had no amounts due to this consultant as of June 30, 2020 and September 30, 2019.

On August 15, 2019, the Company and Lou Piccolo, a non-independent member of the Company’s Board of Directors, entered into a new one-year, $30,000 contract, pursuant to which Mr. Piccolo will provide consulting services. The compensation is to be paid quarterly. The Company recorded an expense of $7,500 and $23,650 for the three and nine months ended June 30, 2020. On July 18, 2020, the Companyand Mr. Piccolo entered into a six-month, $15,000 contract, pursuant to which Mr. Piccolo will continue toprovide consulting services to the Company. The compensation is to be paid quarterly in the amount of $7,500 on August 15, 2020 and November 30, 2020. There were no amounts due to Mr. Piccolo at June 30, 2020 and September 30, 2019.

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18—Segment Reporting

The Company operates through strategic business units that are aggregated into three reportable segments: Consumer receivables, personal injury claims and social security disability advocacy. The three reportable segments consist of the following:

•

Consumer receivables - This segment is engaged in the business of purchasing, managing for its own account and servicing distressed consumerreceivables, including judgment receivables, charged off receivables and semi-performing receivables. Judgment receivables are accounts where outside attorneys have secured judgments directly against the consumer. Primary charged-off receivables are accounts that have been written-off by the originators and may have been previously serviced by collection agencies. Semi-performing receivables are accounts where the debtor is currently making partial or irregular monthly payments, but the accounts may have been written-off by the originators. Distressed consumer receivables are the unpaid debts of individuals to banks, finance companies and other credit providers. A large portion of our distressed consumer receivables are MasterCard®, Visa® and other credit card accounts which were charged-off by the issuers or providers for non-payment. We acquire these and other consumer receivable portfolios at substantial discounts to their face values. The discounts are based on the characteristics (issuer, account size, debtor location and age of debt) of the underlying accounts of each portfolio. Recently, the Company's efforts have been in the international areas (mainly South America), as we have curtailed our active purchasing of consumer receivables in the United States. The Company holds consumers receivable acquired for liquidation in both Colombia and Peru of approximately $0.8 million. The business conducts its activities primarily under the name Palisades Collection, LLC.

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

ASTA FUNDING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

 Note 18—Segment Reporting (Continued)

The following table shows results by reporting segment for the three and nine months ended June 30, 2020 and 2019:

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims	Corporate (2)	Total
Three Months Ended June 30,
2020:
Revenues	$2.2	$0.9	$0.3	$—	$3.4
Other income	—	—	—	0.5	0.5
Segment profit (loss)	2.0	0.1	0.4	(1.9)	0.6
2019:
Revenues	3.7	1.2	0.4	—	5.3
Other income	0.2	—	—	0.9	1.1
Segment profit (loss)	3.3	0.4	0.6	(1.0)	3.3
Nine Months Ended June 30,
2020:
Revenues	8.2	2.6	0.8	—	11.6
Other income	0.1	—	—	0.9	1.0
Segment profit (loss)	7.1	0.3	0.8	(6.0)	2.2
Segment Assets (1)	6.0	1.0	4.1	82.3	93.4
2019:
Revenues	10.7	3.7	1.6	—	16.0
Other income	0.7	—	—	1.3	2.0
Segment profit (loss)	9.9	1.2	1.5	(5.1)	7.5
Segment Assets (1)	9.1	0.6	6.2	74.5	90.4

 The Company does not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)	Corporate is not part of the three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment.

Note 19–Subsequent Events

On August 13, 2020, the Company entered into a sale and assignment agreement with a third party (Assignor) and purchased the Assignor’s rights, title and interest in a certain litigation funding agreement in the amount of $675,000.

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

For a detailed description of our segments, please read Note 19 – Segment Reporting, in our notes to condensed consolidated financial statements.

Going Private Transaction

          On April 8, 2020 the Company announced that it has entered into a definitive merger agreement (the “Merger Agreement”) under which the Stern Group, comprised of Gary Stern, Chairman, President and Chief Executive Officer of the Company, Ricky Stern and certain related parties, will acquire all of the issued and outstanding shares of common stock of the Company through the merger of the Company with a wholly-owned subsidiary of Asta Finance Acquisition Inc. (“Parent”), with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). Each share of outstanding common stock under the original Merger Agreement would have been purchased for $11.47 in cash.

          The Merger was unanimously approved by the board of directors of Asta (the “Board”), acting on the unanimous recommendation of a special committee of independent and disinterested directors (the “Special Committee”) that was granted full authority to conduct a comprehensive strategic review and evaluate, and if warranted, negotiate an acquisition proposal. Subsequent to the approval of the Merger by the Board, on May 22, 2020, RBF Capital, LLC notified the Company’s Board of Directors, of its proposal to acquire all of the outstanding shares of the Company not currently held by RBF Capital, LLC for a price of $13.00 per share in cash (the “RBF Capital Proposal”), representing a 13% premium to the Stern Investor Group’s proposed purchase price of $11.47 per share. The Special Committee evaluated the RBF Capital Proposal.

On June 25, 2020, the Company announced that it had entered into an amendment (the “Amendment”) to the Merger Agreement.

Pursuant to the amended Merger Agreement each share of outstanding common stock will be purchased for $13.10 in cash. The new purchase price represents an increase of $1.63 per share over the original purchase price and a premium of approximately 18% to the Company’s closing stock price on June 24, 2020, the last trading day prior to the execution of the Amendment.

The Merger Agreement and Amendment were approved by the board of directors of Asta (the “Board”) (without the participation of Gary Stern), acting on the unanimous recommendation of a special committee of independent and disinterested directors (the “Special Committee”) that was granted full authority to conduct a comprehensive strategic review and evaluate, and if warranted, negotiate an acquisition proposal. The Merger is subject to the satisfaction of customary closing conditions as well as the approval by the Company’s stockholders other than the Stern Group.

Simultaneously with the signing of the amended Merger Agreement, the Company also entered into a Settlement and Voting agreement with RBF Capital, LLC, a stockholder of the Company. Pursuant to the terms of the Settlement and Voting Agreement, RBF Capital, LLC has, among other things, agreed to vote the shares of Common Stock of the Company beneficially owned by RBF Capital, LLC, or that may become beneficially owned by it during the term of the Settlement and Voting Agreement, in favor of adopting the amended Merger Agreement, dated June 25, 2020, and any other matters necessary for consummation of the Merger (as defined in the Settlement and Voting Agreement) and the other transactions contemplated by the amended Merger Agreement.

The Merger will be financed by a committed loan facility provided by Bank Leumi USA.

The Merger is expected to close in the Company’s fourth fiscal quarter of 2020 and is subject to the satisfaction of customary closing conditions as well as the approval by the Company’s stockholders other than the Stern Group. The Board recommends that Company’s stockholders vote to adopt and approve the Merger Agreement. Upon closing, the Company will become a privately held company and as such, the Company’s shares of common stock will no longer be listed or traded on the Nasdaq Global Select Market.

During the three and nine months ended June 30, 2020, the Company incurred fees and expenses in connection with the Merger of $668,000 and $1,453,000, respectively, included in general and administrative expenses on the accompanying consolidated statement of operations.

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

A contributing factor to this expected near-term impact is that the COVID-19 pandemic has significantly impacted the ability of many consumers to pay their charged-off consumer receivable balances. In addition, the world-wide effect of this pandemic has been to drastically reduce employment both in the U.S. and abroad, and because employment is the greatest predictor of a consumer debtor to fulfill his or her obligations, diminished cash flows are probable in this segment. Accordingly, while we cannot quantify the expected effects, we believe revenues and cash collections generated by our Consumer Receivables business are likely to be below our budgeted expectations for at least the remainder of 2020. For the three months ended June 30, 2020, we did experience a downturn in cash collections attributable to consumer delays in making payments on their outstanding debts. Management attributes these delays to circumstances caused by COVID-19 and expects additional delays in customer payments in future periods. We have also experienced customer payment delays due to COVID-19 impacts in our Peru operations.

Our Personal Injury claims business relies on the adjudication of personal injury claims for which we purchase an interest in the right to receive, from such claimant, part of the proceeds or recoveries which such claimant receives by reason of a settlement, judgment or award with respect to such claimant’s claim. Most courthouses have temporarily closed and lawsuits are not being adjudicated. It is unclear as to when there will be a full reopening of the court system, and, as such, many cases will be held in abeyance as part of an already long-standing backlog. Our Personal Injury segment has not experienced noticeable delays in the adjudication of claims despite the fact that most courthouses have been temporarily closed. While we cannot quantify the effects of this downward trend, we believe COVID-19 may negatively impact the results of future operations and cash flows related to this segment.

While it is premature to quantify the impact of the evolving effects of COVID-19 and the effectiveness of measures taken by global governments to mitigate the pandemic and its economic impact, we expect COVID-19 will negatively impact the Company’s results of operations and its cash flows. The nature, extent and duration of the impact to the Company’s businesses will depend on implications to the general economic and financial markets, changes in economic variables, such as the availability of consumer credit, the ability of consumers to pay amounts owed to us; the effect on the rate of unemployment; the number and size of personal bankruptcy filings; the levels of consumer confidence and consumer debt; investor sentiment; and any closures to our foreign offices. Additionally, government actions in response to the pandemic may hinder our collection activities or result in increased expenses.

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

Financial Information About Operating Segments

The consumer receivables segment and the social security benefit advocacy segment each accounted for 10% or more of consolidated net revenue for the three and nine months ended June 30, 2020 and 2019. The personal injury claims segment accounted for its investment in Sylvave under the equity method of accounting through January 12, 2018, for subsequent periods we included the financial results of Sylvave in our consolidated statement of operations, while Simia is a consolidated entity. The following table summarizes total revenues by percentage from our three lines of business for the three and nine months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2020	2019	2020	2019
Finance income (consumer receivables)	65.6%	69.5%	70.5%	66.6%
Personal injury claims income	7.1	8.3	6.7	10.1
Disability fee income	27.3	22.2	22.8	23.3
Total revenues	100.0%	100.0%	100.0%	100.0%

Information about the results of each of our reportable segments for the three and nine months ended June 30, 2020 and, 2019, reconciled to the consolidated results, are set forth below. Separate segment MD&A is not provided, as segment revenue corresponds to the revenue presented in our condensed consolidated statement of operations, and material expense items are not allocable to any specific segment.

(Dollars in millions)	Consumer Receivables	Social Security Disability Advocacy	Personal Injury Claims	Corporate (2)	Total
Three Months Ended June 30,
2020:
Revenues	$2.2	$0.9	$0.3	$—	$3.4
Other income	—	—	—	0.5	0.5
Segment profit (loss)	2.0	0.1	0.4	(1.9)	0.6
2019:
Revenues	3.7	1.2	0.4	—	5.3
Other income	0.2	—	—	0.9	1.1
Segment profit (loss)	3.3	0.4	0.6	(1.0)	3.3
Nine Months Ended June 30,
2020:
Revenues	8.2	2.6	0.8	—	11.6
Other income	0.1	—	—	0.9	1.0
Segment profit (loss)	7.1	0.3	0.8	(6.0)	2.2
Segment Assets (1)	6.0	1.0	4.1	82.3	93.4
2019:
Revenues	10.7	3.7	1.6	—	16.0
Other income	0.7	—	—	1.3	2.0
Segment profit (loss)	9.9	1.2	1.5	(5.1)	7.5
Segment Assets (1)	9.1	0.6	6.2	74.5	90.4

We do not have any intersegment revenue transactions.

(1)	Includes other amounts in other line items on the consolidated balance sheet.
(2)	Corporate is not part of our three reportable segments, as certain expenses and assets are not earmarked to any specific operating segment

Consumer Receivables

The consumer receivable portfolios generally consist of one or more of the following types of consumer receivables:

•	charged-off receivables — accounts that have been written-off by the originators and may have been previously serviced by collection agencies; and

•	semi-performing receivables — accounts where the debtor is making partial or irregular monthly payments, but the accounts may have been written-off by the originators.

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

 Disability Advocacy Business

GAR Disability Advocates and Five Star are disability advocacy groups, which for a fee obtain and represent individuals in their claims for social security disability, supplemental security income benefits from the Social Security Administration and veterans’ benefits with the Veteran's Administration.

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

If collection projections indicate the carrying value will not be recovered, an impairment is required. The impairment will be equal to the difference between the carrying value at the time of the forecast and the corresponding estimated remaining future collections. We believe we have significant experience in acquiring certain distressed consumer receivable portfolios at a significant discount to the amount actually owed by underlying customers. We invest in these portfolios only after both qualitative and quantitative analyses of the underlying receivables are performed and a calculated purchase price is paid so that it believes its estimated cash flow offers an adequate return on acquisition costs after servicing expenses. Additionally, when considering larger portfolio purchases of accounts, or portfolios from issuers with whom we have limited experience, it has the added benefit of soliciting its third-party collection agencies and attorneys for their input on liquidation rates and, at times, incorporates such input into the estimates it uses for its expected cash flows, and our ability to recover our cost basis. For the three and nine months ended June 30, 2020, we recorded impairment of our international portfolios by $0 and $23,000, respectively.For the three and nine months ended June 30, 2019, we recorded impairment of our international portfolios by $100,000for both periods.

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

Results of Operations

Nine Months Ended June 30, 2020, Compared to the Nine Months Ended June 30, 2019

Finance income. For the nine months ended June 30, 2020, finance income decreased $2.5 million, or 23.3%, to $8.2 million from $10.7 million for the nine months ended June 30, 2019. During the nine months ended June 30, 2020 and 2019 the Company did not purchase any consumer portfolios. Net collections for the nine months ended June 30, 2020 decreased 27.1% to $8.8 million from $12.0 million for the same prior year period. During the first nine months of fiscal year 2020, gross collections decreased 27.7% or $6.5 million to $16.8 million from $23.3 million for the nine months ended June 30, 2019. Commissions and fees associated with gross collections from our third-party collection agencies and attorneys decreased $3.2 million, or 28.4%, to $8.0 million for the nine months ended June 30, 2020 from $11.2 million for the nine months ended June 30, 2019. Commissions and fees amounted to 47.8% of gross collections for the nine months ended June 30, 2020, compared to 48.3% in the same period of the prior year, due to a higher percentage of commissionable collections in the prior year period.

Management’s outlook for our Consumer Receivables business segment is that we expect that Finance income may continue to decline due to the continued aging of our existing credit card portfolios. Although we may purchase new portfolios in future periods, we may not be able to purchase consumer receivable portfolios domestically at favorable prices or on sufficient terms. The expected decline in our future Finance income may have a negative impact on our Consumer Receivables business segment and our consolidated pre-tax profits in the remainder of fiscal 2020 and future periods.

Personal Injury Claims income.Personal injury claims income decreased 51.3% or $0.8 million to $0.8 million for the nine months ended June 30, 2020 from $1.6 million for the nine months ended June 30, 2019 as a result of lower new advances in Arthur Funding partially offset by continued collections on historical personal injury claims.

Disability fee income. For the nine months ended June 30, 2020, disability fee income decreased $1.1 million, or 29.3%, to $2.6 million as compared to $3.7 million for the nine months ended June 30, 2019, due to decreases in average fees per case earned for the disability claimants’ cases closed with the Social Security and Veterans Administration during the current period.

Management’s outlook for our Social Security Disability Advocacy business segment is that revenue and segment profitability may be lower for the full year of fiscal 2020 as compared with the full year of fiscal 2019. This full year outlook for fiscal 2020 is attributable to the decline in our first and second quarter revenues and segment profits in the first three quarters of fiscal 2020 as compared with the first three quarters of fiscal 2019 and the fourth quarter of fiscal 2019.

Earnings (loss) from equity method investee.Loss from equity method investment decreased by $32,000 to a loss of $59,000 for the nine months ended June 30, 2020 from a loss of $91,000 during the nine months ended June 30, 2019.

Gain on Settlement. For the nine months ended June 30, 2020, the Company recognized $30,000 in gain on settlement. For the nine months ended June 30, 2019, the Company recognized $0.6 million in gain on settlement associated with prior overcharges billed to the Company by a third-party servicer in excess of contractually permitted amounts, a bankruptcy settlement from a previous third party service provider, a gain on settlement associated with Balance Point Divorce Funding and Stacey Napp and a gain on settlement associated with a complaint against a former employee.

Interest and dividend income. Interest and dividend income decreased $0.4 million, or 28.4% to $0.9 million for the nine months ended June 30, 2020 from $1.3 million for the nine months ended June 30, 2019, due primarily to lower interest rates on U.S. Treasury securities.

Other income (loss), net. The following table summarizes other income (loss) for the nine months ended June 30, 2020 and 2019:

	For the Nine Months Ended June 30,
	2020	2019
Realized gain	$—	$25,000
Unrealized gain on equity securities	67,000	53,000
Other	25,000	43,000
	$92,000	$121,000

General and administrative expenses. For the nine months ended June 30, 2020, general and administrative expenses increased $0.1 million to $10.4 million from $10.3 million for the nine months ended June 30, 2019, primarily due to an increase in outside services cost of $1.3 millionoffset by a decrease in professional fees of $0.5 million,payroll expenses of $0.4 million, bad debt expense of $0.2 million and collection expenses of $0.1 million. During the nine months ended June 30, 2020, the Company incurred fees and expenses in connection with the Merger of $1.4 million.

Interest expense. Interest expense for the nine months ended June 30, 2020, was $1,000 attributable to the Company’s recently added loan payable as compared to no interest expense for the nine months ended June 30, 2019.

Segment profit – Consumer Receivables. For the nine months ended June 30, 2020, segment profit decreased $2.8 million to $7.1 million from $9.9 million for the nine months ended June 30, 2019, primarily due to the decrease in revenue of $2.5 million, and decrease in other income of $0.6 million offset by a decrease in collection expense  of $0.1 million and payroll expenses of $0.2 million.

Segment profit – Personal Injury Claims. For the nine months ended June 30, 2020, segment profit was $0.8 million as compared to segment profit of $1.5 million for the nine months ended June 30, 2019. The decrease is attributable to decrease in revenue of $0.8 million partially offset by various lower operating expenses of $0.1 million.

Segment profit – Social Security Benefit Advocacy. For the nine months ended June 30, 2020, segment profit was $0.3 million as compared to $1.2 million for the same period in the prior year. The decrease in profit of $0.9 million in the current period is primarily the result of decreased revenues of $1.1 million partially offset by a reduction in overhead expenses of $0.2 million.

Income tax (benefit) expense. Income tax expense, consisting of federal and state components, for nine months ended June 30, 2020, was $0.8 million, as compared to an income tax expense of $2.1 million for the nine months ended June 30, 2019.

Net income (loss). As a result of the above, the Company had net income for the nine months ended June 30, 2020 of $1.5 million compared to $5.4 million net income for the nine months ended June 30, 2019.

Three Months Ended June 30, 2020, Compared to the Three Months Ended June 30, 2019

Finance income. For the three months ended June 30, 2020, finance income decreased $1.5 million, or 39.3%, to $2.2 million from $3.7 million for the three months ended June 30, 2019. The decrease in finance income is due to a reduction in the collections on portfolios during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and the overall age of the portfolios. During the three months ended June 30, 2020 and 2019, the Company did not purchase any consumer portfolios. Net collections for the three months ended June 30, 2020 decreased 41.1% to $2.4 million from $4.1 million for the three months ended June 30, 2019.  For the three months ended June 30, 2020 gross collections decreased 40.6%, or $3.1 million, to $4.6 million from $7.7 million for the three months ended June 30, 2019. For the three months ended June 30, 2020 commissions and fees associated with gross collections from our third-party collection agencies and attorneys decreased 39.9% or $1.5 million to $2.1 million from $3.6 million for the three months ended June 30, 2019. Commissions and fees amounted to 47.0% of gross collections for the three months ended June 30, 2020, compared to 46.5% for the three months ended June 30, 2019 resulting from higher percentage of commissionable collections in the current year period.

Personal Injury Claims income. Personal injury claims income decreased 44.9% or $0.2 million to $0.2 million for the three months ended June 30, 2020 from $0.4 million for the three months ended June 30, 2019 as a result of lower new advances in Arthur Funding partially offset by continued collections on historical personal injury claims.

Social security benefit advocacy fee income. For the three months ended June 30, 2020, disability fee income decreased $0.3 million, or 20.7%, to $0.9 million as compared to $1.2 million for the three months ended June 30, 2019, due to decreases in average fees per case earned for the disability claimants’ cases closed with the Social Security and Veterans Administration during the current period.

Earnings (loss) from equity method investee. Loss from equity method investment was $2,000 for the three months ended June 30, 2020 as compared to a loss of a loss of $5,000 for the three months ended June 30, 2019.

Gain on Settlement. For the three months ended June 30, 2020, the Company did not recognize any gain on settlement. For the three months ended June 30, 2019, the Company recognized $0.3 million in gain on settlement associated with a bankruptcy settlement from a previous third-party servicer, a gain on settlement with Balance Point Divorce Funding and Stacey Napp and a gain on settlement with a former employee.

Other income, net. The following table summarizes other income for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020	2019
Unrealized gain on equity securities	$228,000	$33,000
Other	25,000	1,000
	$253,000	$34,000

General and administrative expenses.  For the three months ended June 30, 2020, general and administrative expenses increased $0.2 million, or 5.9%, to $3.2 million from $3.0 million for the three months ended June 30, 2019, primarily due to an increase in outside services cost of $0.4 million offset by a decrease in bad debt expense of $0.2 million. During the three months ended June 30, 2020, the Company incurred fees and expenses in connection with the Merger of $0.6 million.

Segment profit – Consumer Receivables. Segment profit decreased $1.3 million to $2.0 million for the three months ended June 30, 2020 from $3.3 million for the three months ended June 30, 2019. This decrease in profitability is a result of decreased revenue of $1.5 million partially offset by a decrease in impairment cost of $0.1 million, and decreases in various operating expenses of $0.1 million.

Segment profit – Personal Injury Claims. Segment profit decreased $0.2 million to $0.4 million for the three months ended June 30, 2020, from $0.6 million for the three months ended June 30, 2019. This decrease in profitability is primarily due to decreased revenue of $0.2 million.

Segment profit – Social Security Disability Advocates. The Segment profit was $0.1 million for the three months ended June 30, 2020 as compared $0.4 million for the three months ended June 30, 2019. The decrease in profitability of $0.3 million is primarily the result of decreased revenue of $0.3 million.

Income tax expense– Income tax expense, consisting of federal and state components, for three months ended June 30, 2020, was $0.2 million, as compared to $1.0 million for the three months ended June 30, 2019, primarily due to lower income in the current year period.

Net income (loss)– As a result of the above, we generated net income for the three months ended June 30, 2020 of $0.5 million, compared to $2.3 million for the three months ended June 30, 2019.

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

At June 30, 2020, the Company had $4.2 million in cash and cash equivalents, as well as $70.6 million in investments in debt and equity securities on hand and $1.1 in debt.  In addition, the Company had $90.4 million in stockholders’ equity at June 30, 2020.

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

Receivables Financing Agreement

As of June 30, 2020, we recorded a liability to BMO of approximately $0.1 million. The funds were subsequently remitted to BMO on July 10, 2020. The liability to BMO is recorded when actual collections are received.

Cash Flow

At June 30, 2020, our cash decreased $0.1 million to $4.2 million from $4.3 million at September 30, 2019. Our cash balance remained consistent; due to the fact we invested all excess cash in U.S. Treasury bills, which are accounted for as available for sale debt securities on our condensed consolidated balance sheet.

Net cash provided by operating activities was $1.7 million during the nine months ended June 30, 2020, as compared to $5.4 million provided by operating activities for the nine months ended June 30, 2019, primarily resulting from the net income of $1.4 million in the current period compared to a net income of $5.4 million in the prior year period. Net cash used in investing activities was $3.0 million during the nine months ended June 30, 2020, as compared to $8.3 million used in investing activities during the nine months ended June 30, 2019. The change in cash provided by (used in) investing activities was primarily due to the net purchase of available for sale debt securities and investments in equity securities of ($6.4) million in the current period compared to ($20.1) million in the prior period, lower collection from receivables acquired for liquidation of ($0.8) million,lower receipts from personal injury claims of ($2.8) million in the current year and proceeds from notes receivable of $4.3 million in the prior year period. Cash provided by financing activities during the nine months ended June 30, 2020 was $1.1 million from the PPP loan. Cash used in financing activities during the nine months ended June 30, 2019 was $0.6 million. The cash used in financing activities during the prior year was due to the purchase of treasury stock of $0.6 million.

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

We are cognizant of the current market fundamentals in the debt purchase and company acquisition markets which, because of significant supply and tight capital availability, could result in increased buying opportunities.The outcome of any future transaction(s) is subject to market conditions. In addition, due to these opportunities, we may seek opportunities with banking organizations and others on a possible financing loan facility.

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

Recent Accounting Pronouncements

Adopted During The Nine Months Ended June 30, 2020

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures).

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

●

The Company did not maintain a sufficient number of personnel with the necessary level of accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with its financial reporting requirements and the complexity of the Company’s operations and transactions. In addition, the Company lacked appropriate segregation of duties over certain accounting processes, including the approval and authorization of certain transactions.

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

Changes in Internal Controls over Financial Reporting.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our internal control over financial reporting to determine whether any changes occurring during the third quarter of fiscal year 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The Company identified an additional material weakness during our third quarter of fiscal 2020. Specifically, the Company identified a control deficiency relating to proper segregation of duties over certain accounting processes, including the approval and authorization of certain transactions.

Management has concluded that there have been no other changes that occurred during such quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PARTII. OTHER INFORMATION

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

On November 7, 2019, a shareholder of the Company filed a verified shareholder derivative complaint in the Court of Chancery of the State of Delaware against certain current and former officers and directors of the Company, and named the Company as a nominal defendant, alleging that certain actions taken by management constituted a violation of fiduciary duty to the Company. The Company believes the lawsuit is without merit and intends to vigorously defend the matter. On or about January 8, 2020, a motion to dismiss the complaint was filed on behalf of all individual defendants and the Company as nominal defendant. In light of the execution of the merger agreement, the parties to the lawsuit entered into a joint stipulation and submitted a proposed order to stay proceedings in the lawsuit until the earlier of: (i) an announcement by the Company of the completion or cancellation of the merger, or (ii) June 30, 2020. On April 14, 2020, the court granted the parties’ stipulation and proposed order. On July 8, 2020, the court granted the parties' stipulation and proposed order to extend the stay until the earlier of: (i) an announcement by the Company of the completion or cancellation of the merger, or (ii) September 30, 2020.

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

ASTA FUNDING, INC. (Registrant)

Date: August 14, 2020	By:	/s/ Gary Stern
Gary Stern, President, Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Steven Leidenfrost
Steven Leidenfrost, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)